Form 10-Q
period 1995-09-30
STRATEGIC DISTRIBUTION INC
filed 1995-11-13
CIK 73822

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ___________________

Commission file number    0-5228

                        STRATEGIC DISTRIBUTION, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                              22-1849240
  (State or other jurisdiction of              (I. R. S. Employer
   incorporation or organization)              Identification No.)

       12136 W. Bayaud, Lakewood, CO                80228
    (Address of principal executive offices)      (Zip Code)

                              303-234-1419
             (Registrant's telephone number, including area code)


              12600 W. Colfax Avenue, Lakewood, CO      80215
         (Former name, former address and former fiscal year, if
                      changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes [X]  No [ ]


Number of Common Shares outstanding at November 13, 1995:  21,075,947.

                               TABLE OF CONTENTS


                        Part I - Financial Information
                        ------------------------------
                                                  Page No.
Item 1                                            --------
------
     Consolidated Financial Statements:

     -    Consolidated Balance Sheets -
          September 30, 1995 (unaudited),
          and December 31, 1994                       1

     -    Consolidated Statements of Income
          (unaudited) - Three and Nine Months
          Ended September 30, 1995 and 1994           2

     -    Consolidated Statements of Cash Flows
          (unaudited) - Nine Months Ended
          September 30, 1995 and 1994                 3

     -    Notes to Consolidated Financial
          Statements (unaudited)                      4

Item 2
------
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations    5

                          Part II - Other Information
                          ---------------------------
Item 6
------
     Exhibits and Reports on Form 8-K                 9


Signatures                                           10

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets



                                                                                    September 30,
                                                                                         1995                 December 31,
Assets                                                                               (unaudited)                  1994
------                                                                              -------------             ------------
Current assets:
 Cash and cash equivalents                                                             $   758,997            $  3,022,428
 Accounts receivable, net                                                               20,541,305              10,078,210
 Inventories                                                                            14,381,079              13,469,229
 Prepaid expenses and other current assets                                                 908,772                 418,926
 Deferred tax asset                                                                      1,053,900               1,793,000
                                                                                        ----------              ----------
   Total current assets                                                                 37,644,053              28,781,793

Property and equipment, net                                                              3,001,432               2,571,796
Excess of cost over fair value of net assets acquired, net                               5,982,350               5,158,911
Other assets                                                                               809,752                 895,541
                                                                                        ----------              ----------
   Total assets                                                                        $47,437,587             $37,408,041
                                                                                        ==========              ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                                                 $17,201,250             $10,670,635
 Current portion of long-term debt                                                         140,743                 209,643
                                                                                        ----------              ----------
   Total current liabilities                                                            17,341,993              10,880,278

Long-term debt                                                                           1,495,112               1,617,517
Note payable to bank                                                                       825,000                   --
Deferred tax liability                                                                     203,750                 189,000
                                                                                        ----------              ----------
   Total liabilities                                                                    19,865,855              12,686,795
                                                                                        ----------              ----------
Stockholders' equity:

  Preferred stock, par value $.10 per share.  Authorized:
    500,000 shares; issued and outstanding:  none                                            --                      --
  Common stock, par value $.10 per share.  Authorized:
    25,000,000 shares; issued and outstanding:
    21,070,781 and 21,020,535 shares                                                     2,107,078               2,102,054
  Additional paid-in capital                                                            29,761,131              28,154,039
  Accumulated deficit                                                                   (4,246,477)             (5,484,847)
  Note receivable from sale of stock                                                       (50,000)                (50,000)
                                                                                        ----------              ----------
   Total stockholders' equity                                                           27,571,732              24,721,246
                                                                                        ----------              ----------
   Total liabilities and stockholders' equity                                          $47,437,587             $37,408,041
                                                                                        ==========              ==========









         See accompanying notes to consolidated financial statements.

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                                  (unaudited)




                                                                     Three months ended                  Nine months ended
                                                                        September 30,                       September 30,
                                                                     ------------------                  -----------------

                                                                   1995                1994            1995             1994
                                                                   ----                ----            ----             ----
 Revenues                                                     $31,926,589         $20,568,439      $84,557,180      $56,308,657

 Cost of sales                                                 25,401,817          15,731,189       65,999,148       43,210,506
                                                               ----------          ----------       ----------       ----------
   Gross profit                                                 6,524,772           4,837,250       18,558,032       13,098,151

 Selling, general and administrative expenses                   5,932,325           4,281,675       16,332,328       11,657,741
                                                               ----------          ----------       ----------       ----------
   Operating income                                               592,447             555,575        2,225,704        1,440,410

 Interest expense (income):

   Interest expense                                                44,948             316,608          116,232          716,645
   Interest (income)                                               (6,892)             (9,549)         (78,898)         (35,323)
                                                               ----------          ----------       ----------       ----------
   Interest expense, net                                           38,056             307,059           37,334          681,322
                                                               ----------          ----------       ----------       ----------
 Income before income taxes                                       554,391             248,516        2,188,370          759,088

   Income taxes                                                   237,000                   -          950,000                -
                                                               ----------          ----------       ----------       ----------
   Net income                                                 $   317,391         $   248,516      $ 1,238,370      $   759,088
                                                               ==========          ==========       ==========       ==========
 Net income per common share                                        $0.02               $0.02            $0.06            $0.05
                                                               ==========          ==========       ==========       ==========
 Average number of shares of common
  stock outstanding                                            21,064,692          15,263,195       21,051,455       16,498,277
                                                               ==========          ==========       ==========       ==========

















         See accompanying notes to consolidated financial statements.

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (unaudited)




                                                                                                         Nine months ended
                                                                                                           September 30,
                                                                                                         -----------------
                                                                                                  1995                     1994
                                                                                                  ----                     ----
Cash flows from operating activities:

  Net income                                                                               $ 1,238,370              $   759,088

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                                              847,843                  579,986
    Deferred taxes, net                                                                        753,850                     --

  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable                                                                     (8,676,683)              (3,312,726)
    Inventories                                                                               (911,850)              (2,364,425)
    Prepaid expenses and other current assets                                                 (586,205)                (297,861)
    Accounts payable and accrued expenses                                                    5,222,074                1,407,754
  Other, net                                                                                    (9,101)                 (72,732)
                                                                                            ----------               ----------
    Net cash used in operating activities                                                   (2,121,702)              (3,300,916)
                                                                                            ----------               ----------
Cash flows used in investing activities:
  Acquisition of businesses                                                                     73,576               (5,020,777)
  Additions of property and equipment                                                         (651,016)                (423,940)
                                                                                            ----------               ----------
    Net cash used in investing activities                                                     (577,440)              (5,444,717)
                                                                                            ----------               ----------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                                                       52,016                2,982,051
  Proceeds from notes payable                                                                  825,000                6,330,324
  Repayment of long-term obligations                                                          (441,305)                (495,964)
                                                                                            ----------               ----------
    Net cash provided by financing activities                                                  435,711                8,816,411
                                                                                            ----------               ----------
    Increase (decrease) in cash and cash equivalents                                        (2,263,431)                  70,778

Cash and cash equivalents, at beginning of the period                                        3,022,428                1,271,985
                                                                                            ----------               ----------
Cash and cash equivalents, at end of the period                                            $   758,997              $ 1,342,763
                                                                                            ==========               ==========
Supplemental cash flow information:

  Taxes paid                                                                               $   147,136             $    218,042
  Interest paid                                                                                 95,358                  690,279
                                                                                            ==========               ==========




         See accompanying notes to consolidated financial statements.

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                  Notes To Consolidated Financial Statements
                                  (unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1995 and 1994 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. On June 16, 1994, a subsidiary of the Company, Lewis Supply (Delaware), Inc. ("Lewis"), acquired certain assets of the Industrial Supplies Division of Lufkin Industries, Inc., (the "Lufkin Division"). The purchase price consisted of: (i) $2,040,000 in cash and (ii) a mortgage note in the amount of $600,000. The source of the cash portion of the purchase price was borrowings under a revolving bank facility.

     On May 12, 1995, the Company acquired all of the outstanding common stock of American Technical Services Group, Inc. ("ATSG"). The purchase price consisted of options to purchase an aggregate of 1,006,516 shares of the Company's Common Stock at a price of $6.00 per share. The fair market value of these options, as determined by an independent investment bank, was $1,560,100.

     Presented below is an unaudited pro forma condensed statement of income for the nine months ended September 30, 1995 and 1994. The applicable pro forma adjustments give effect in 1994 to the acquisition of the Lufkin Division as if such acquisition occurred on January 1, 1994, and the applicable pro forma adjustments give effect in 1994 and 1995 to the acquisition of ATSG as if such acquisition occurred on January 1 of each period.

                                 Nine Months Ended September 30,
                                 -------------------------------
                                     1995               1994
                                     ----               ----
     Revenues                      $ 87,328,576       $ 68,406,063
     Operating income              $  1,627,653       $  1,412,595
     Net income                    $    668,484       $    645,358
     Net income per common share   $       0.03       $       0.04

     For the nine months ended September 30, 1995 and 1994, one customer (dealing with the Company under four separate contracts) represented approximately 10.3% and 12.9% of the pro forma revenues.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
-------
The Company is a leading provider of industrial supply services to industrial and commercial customers in the United States. The Company conducts its operations through its four subsidiaries, SafetyMaster Corporation ("SafetyMaster"), Lewis, Industrial Systems Associates, Inc. ("ISA") and ATSG. The Company, at September 30, 1995, operated 29 full-service branch warehouses, nine sales and service locations and 28 In-Plant Store[SM] facilities, which service over 13,000 customers in 25 states and Mexico.



                                Three Months Ended September 30,             Nine Months Ended September 30,
                                --------------------------------             -------------------------------
                                      1995           1994                         1995            1994
                                      ----           ----                         ----            ----
Revenues                          $31,926,589    $20,568,439                   $84,557,180     $56,308,657
                                     100.0%         100.0%                        100.0%          100.0%
Cost of sales                         79.6%          76.5%                         78.1%           76.7%
Gross profit                          20.4%          23.5%                         21.9%           23.3%
Selling, general and
  administrative expenses             18.6%          20.8%                         19.3%           20.7%
Operating income                       1.8%           2.7%                          2.6%            2.6%
Interest expense, net                   .1%           1.5%                          --              1.3%
Income before income taxes             1.7%           1.2%                          2.6%            1.3%
Income taxes                            .7%             --                          1.1%             --
Net income                             1.0%           1.2%                          1.5%            1.3%



Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994
--------------------------------------------------------------------

Revenues for the three months ended September 30, 1995 increased 55.2% to $31,926,589 from $20,568,439 in 1994. For the 1995 period, $14,992,267 of revenues were from In-Plant Store[SM] facilities and $16,934,322 were from Local Branches (including sales and service locations). For the 1994 period, $8,046,895 of revenues were from In-Plant Store[SM] facilities and $12,521,544 were from Local Branches. Internal growth, primarily from ISA, accounted for 69.3% of the increase. The balance of the increase came from the inclusion of the results of operations of ATSG for the three months ended September 30, 1995. One customer (dealing with the Company under four separate contracts) represented approximately 10.8% and 14.0% of the revenues for the three months ended September 30, 1995 and 1994.

Cost of sales as a percentage of revenues increased to 79.6% for the three months ended September 30, 1995 from 76.5% for the comparable period in 1994. The increase resulted primarily from the higher percentage of sales from ISA's In-Plant Store[SM] program which has lower margins than the Company's Local Branch program.

Selling, general and administrative expenses as a percentage of revenues decreased to 18.6% for the three months ended September 30, 1995 from 20.8% for the comparable period in 1994. The improvement resulted primarily from the higher percentage of sales from ISA's In-Plant Store[SM] program which has lower levels of selling, general and administrative expenses than the Company's Local Branch program. Despite the fact that ISA's In-Plant Store[SM] program has a lower level of selling, general and administrative expenses than the Company's Local Branch program, ISA's selling, general and administrative expenses have increased as a percentage of ISA's revenue, primarily as a result of expenses incurred by ISA in connection with its expansion of the In-Plant Store[SM] program.

Interest expense, net decreased by $269,003 to $38,056 for the three months ended September 30, 1995 from interest expense, net of $307,059 in 1994. The decrease in interest expense, net resulted primarily from the repayment of the Company's bank indebtedness with the net proceeds from the sale of 5,750,000 shares of the Company's Common Stock on October 13, 1994.

The Company had no Federal income tax expense for the three months ended September 30, 1994 due to its utilization of a net operating loss carryforward, which was not previously recognized.

Net income for the three months ended September 30, 1995 was $317,391 as compared to net income of $248,516 for the comparable period in 1994. This change was primarily the result of the items previously discussed.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994
------------------------------------------------------------------

Revenues for the nine months ended September 30, 1995 increased 50.2% to $84,557,180 from $56,308,657 in 1994. For the 1995 period, $37,587,785 of revenues were from In-Plant Store[SM] facilities and $46,969,395 were from Local Branches (including sales and service locations). For the 1994 period, $23,342,660 of revenues were from In-Plant Store[SM] facilities and $32,965,997 were from Local Branches. Internal growth, primarily from ISA, accounted for 62.7% of the increase. The balance of the increase came from the inclusion of the results of operations of the Lufkin Division and ATSG for the nine months ended September 30, 1995. One customer (dealing with the Company under four separate contracts) represented approximately 10.6% and 16.7% of the revenues for the nine months ended September 30, 1995 and 1994.

Cost of sales as a percentage of revenues increased to 78.1% for the nine months ended September 30, 1995 from 76.7% for the comparable period in 1994. The increase resulted primarily from the higher percentage of sales from ISA's In-Plant Store[SM] program which has lower margins than the Company's Local Branch program.

Selling, general and administrative expenses as a percentage of revenues decreased to 19.3% for the nine months ended September 30, 1995 from 20.7% for the comparable period in 1994. The improvement resulted primarily from the higher percentage of sales from ISA's In-Plant Store[SM] program which has lower levels of selling, general and administrative expenses than the Company's Local Branch program. Despite the fact that ISA's In-Plant Store[SM] program has a lower level of selling, general and administrative expenses than the Company's Local Branch program, ISA's selling, general and administrative expenses have increased as a percentage of ISA's revenue, primarily as a result of expenses incurred by ISA in connection with its expansion of the In-Plant Store[SM] program.


Interest expense, net decreased $643,988 to $37,334 for the nine months ended September 30, 1995 from interest expense, net of $681,322 in 1994. The decrease in interest expense, net resulted primarily from the repayment of the Company's bank indebtedness with the net proceeds from the sale of 5,750,000 shares of the Company's Common Stock on October 13, 1994, and interest income earned on the remaining net proceeds.

The Company had no Federal income tax expense for the nine months ended September 30, 1994 due to its utilization of a net operating loss carryforward, which was not previously recognized.

Net income for the nine months ended September 30, 1995 was $1,238,370 as compared to net income of $759,088 for the comparable period in 1994. This change was primarily the result of the items previously discussed.


Liquidity and Capital Resources
-------------------------------

SafetyMaster and Lewis maintain a revolving bank credit facility which provides maximum borrowings at any time of $15,000,000 for SafetyMaster and $5,000,000 for Lewis (with the aggregate amount borrowed not to exceed $15,000,000). SafetyMaster and Lewis are permitted to make loans to ISA under the credit facility, subject to certain limitations set forth therein. The credit facility expires on January 4, 1997. $825,000 was borrowed under the credit facility as of September 30, 1995. The amount that SafetyMaster and Lewis may borrow under the credit facility is based upon a percentage of eligible accounts receivable and inventory. The maximum availability at September 30, 1995 was $15,000,000. Under the credit facility, SafetyMaster, Lewis and ISA are restricted from paying any dividends to the Company other than semi-annual payments equal to 50% of after tax income (calculated on the basis of taxes actually paid). The Company and its subsidiaries file a consolidated federal income tax return. The credit facility is collateralized by substantially all of the subsidiaries' assets (net book value of approximately $34,177,000) and a pledge of all the capital stock of SafetyMaster, Lewis, ISA and SafetyMaster's wholly-owned subsidiary, Coulson Technologies, Inc. The Company and ISA have also guaranteed the full and prompt payment of all liabilities of SafetyMaster and Lewis under the credit facility.

On October 13, 1994, the Company sold 5,750,000 shares of Common Stock in an underwritten public offering (the "Offering"). The net proceeds to the Company were $15,405,500. The Company's bank indebtedness was repaid, with the balance of the proceeds available for working capital, for general corporate purposes and for possible corporate acquisitions.

The net cash used in operating activities was $2,121,702 for the nine months ended September 30, 1995, down from $3,300,916 in the comparable period in 1994, principally as a result of a smaller increase in inventories, an increase in deferred taxes, and accounts payable and accrued expenses which were partially offset by an increase in accounts receivable.

The Company believes that cash on hand, cash generated from operations and cash from the Company's bank credit facility will generate sufficient funds to permit the Company to meet its liquidity needs for the foreseeable future.

The Company has stated its intention to seek further acquisition opportunities. If the Company is able to identify satisfactory acquisitions, the source of funds for such acquisitions will be internally generated cash and cash from future borrowings or sales of equity, although there is no guarantee that the Company would be successful in raising funds from such sources.

                                    PART II



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a). None


     (b). None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STRATEGIC DISTRIBUTION, INC.


Date:  November 13, 1995       By:  /s/ Andrew M. Bursky
------------------------            --------------------
                                    Andrew M. Bursky,
                                    Chairman of the Board


Date:  November 13, 1995       By:  /s/ Charles J. Martin
------------------------            ---------------------
                                    Charles J. Martin,
                                    Vice President, Controller and
                                    Chief Accounting Officer