Form 10-Q/A
period 1995-09-30
STRATEGIC DISTRIBUTION INC
filed 1996-01-17
CIK 73822

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    PART II



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a). Exhibit 27 - Financial Data Schedule


     (b). None





























                                      -2-

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STRATEGIC DISTRIBUTION, INC.


Date:  January 15, 1996         By:  /s/ Andrew M. Bursky
------------------------            --------------------
                                    Andrew M. Bursky,
                                    Chairman of the Board


Date:  January 15, 1996         By:  /s/ Charles J. Martin
------------------------            ---------------------
                                    Charles J. Martin,
                                    Vice President, Controller and
                                    Chief Accounting Officer