Form 10-K405
period 1995-12-31
STRATEGIC DISTRIBUTION INC
filed 1996-03-29
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]
	          For the fiscal year ended December 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
        	  For the transition period from __________

Commission file Number  0-5228

                        Strategic Distribution, Inc.
           (Exact name of registrant as specified in its charter)

          Delaware                                       22-1849240
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

12136 West Bayaud,  Lakewood, Colorado                       80228
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (303) 234-1419

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
        Title of each class                which registered

          None                                    None


Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, Par Value $.10 Per Share
                           (Title of class)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               YES  [X]     NO [ ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on March 15, 1996 was approximately $60,130,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

         As of March 15, 1996, the Registrant had outstanding 21,762,050 shares of Common Stock, which is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE


         The Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
Item 1. Business

                (a) General Development of Business.

         Strategic Distribution, Inc. (the "Company") is a Delaware corporation which was organized in 1968. The Company began its industrial distribution business on July 9, 1990, with the acquisition of substantially all of the assets and the assumption of certain liabilities of the Safety Distribution Division and the Coulson Technical Services Division (together, the "Safety Divisions") of Master Protection Corporation, an affiliate of the Company. The Safety Divisions distribute a variety of safety products to industrial and commercial customers in the western United States. The Company contributed the Safety Divisions to its SafetyMaster Corporation ("SafetyMaster") subsidiary which, in turn, contributed the Coulson Technical Services Division to its Coulson Technologies, Inc. ("Coulson Technologies") subsidiary. SafetyMaster and Coulson Technologies were formed as Delaware corporations in June 1990. SafetyMaster became a subsidiary of the Company on July 2, 1990 and Coulson Technologies became a subsidiary of SafetyMaster on the same date.

         On August 28, 1992, the Company's wholly-owned subsidiary, T
Supply, Inc., a Delaware corporation ("T Supply"), acquired substantially all of the operating assets and assumed certain specified liabilities of Lewis Supply, Inc., a Texas corporation engaged in the distribution of a broad range of maintenance, repair and operations ("MRO") supplies, replacement parts and selected classes of production materials, which are described collectively as industrial supplies. T Supply was formed as a Delaware corporation on August 20, 1992 and became a subsidiary of the Company on August 27, 1992. On September 4, 1992, T Supply changed its name to Lewis Supply (Delaware), Inc. ("Lewis Supply").

         On January 4, 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA is a provider of In-Plant Store(R) programs for the distribution and sale of industrial supplies to large industrial customers in the United States.

        On June 16, 1994, Lewis Supply acquired certain assets of the Industrial Supplies Division of Lufkin Industries, Inc. (the "Lufkin Division").

        On May 12, 1995, the Company acquired all of the outstanding common stock of American Technical Services Group, Inc. ("ATSG"). ATSG is one of the largest independent suppliers of instrumentation services in the United States.

                (b)        Financial Information About Industry Segments.

                           Not applicable.

                (c)        General Development of Business.

         The Company provides proprietary industrial supply procurement solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company sells a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as industrial supplies. Industrial supplies are frequently low price but critical items which historically have been characterized by high procurement costs due to inherent inefficiencies in traditional industrial supply distribution methods. The Company's In-Plant Store(R) program, in which large industrial sites outsource the procurement of industrial supplies to the Company, substantially mitigates these inefficiencies by reducing both the process and product costs associated with industrial supply procurement. The Company's In-Plant Store(R) program also helps customers achieve operational improvements, such as reduced plant down-time resulting from unavailable parts and manufacturing process improvements due to better tracking of critical parts. The Company believes that its In-Plant Store(R) program is superior to both traditional and other alternative methods of industrial supply distribution.

         The Company believes that increased recognition of the inefficiencies associated with the traditional industrial supply distribution process has rapidly increased the demand for the Company's In-Plant Store(R) program in recent years. From January 1, 1994 to March 15, 1996, the number of In-Plant Store(R) sites operated by the Company increased from 13 to 37. Thirteen of these sites were added from March 1, 1995 to March 1, 1996. In addition, the Company recently announced the signing of an agreement with a single customer to implement an additional eight In-Plant Store(R) facilities during 1996.

         The In-Plant Store(R) program is a comprehensive outsourcing service through which the Company manages all aspects of industrial supply procurement at a customer's industrial site. Prior to the implementation of an In-Plant Store(R), the industrial site would typically obtain industrial supplies from as many as 500 traditional industrial distributors. Through the In-Plant Store(R) program, the Company becomes responsible for servicing all of its customer's industrial supply needs by establishing a dedicated, fully integrated store within the customer's plant. The customer, in turn, generally purchases all of its industrial supplies from the In-Plant Store(R). The Company staffs the In-Plant Store(R) with its own highly trained industrial procurement professionals, installs proprietary software designed specifically for industrial procurement and identifies appropriate inventory levels based on the supply needs of each site. Upon implementation, the In-Plant Store(R) purchases, receives, inventories and issues industrial supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional industrial supply.

         The total United States market for the categories of industrial supplies offered by the Company is estimated to be approximately $225 billion annually. Of this total, it is estimated that approximately $20 billion to $30 billion of industrial supplies are purchased annually by the approximately 15,000 largest industrial plants in the United States. These plants represent potential customers for the Company's In-Plant Store(R) program. The Company believes that very few of these 15,000 plants have outsourced their industrial supply procurement. The Company's In-Plant Store(R) customers span a broad range of industries, including the automotive, chemicals, construction, food processing, power generation and natural resource extraction industries, and the In-Plant Store(R) program is suitable for virtually any industry that uses industrial supplies.

         In addition to its In-Plant Store(R) program, the Company offers several other proprietary industrial supply procurement solutions aimed at specific types of customers. Through its Value Managed Supply(SM) program, the Company is able to provide some of the features of the In-Plant Store(R) to customers which are too small to support an In-Plant Store(R) or are not prepared to outsource their industrial supply procurement completely. For industrial activities such as construction projects and plant turnarounds, the Company offers its proprietary On-Site Store(SM) program in which customers temporarily outsource the management of industrial supply procurement to the Company. The Company offers its Value Managed Supply(SM) and On-Site Store(SM) programs through its network of branches which also provide traditional industrial supply services to customers in markets that have historically been underserved by other industrial supply distributors. The Company also offers other selected outsourcing services for industrial customers, including the management of industrial laundry, process control maintenance and plant logistics. The Company delivers the Value Managed Supply(SM) program, the On-Site Store(SM) program, other outsourcing services and traditional distribution to over 19,000 customers through a network of 32 branches and 10 sales and service offices located throughout the United States and in Mexico.

Industry Overview

         The total United States market for industrial supplies is estimated to be in excess of $225 billion annually. As a provider of targeted industrial supply procurement solutions, the Company's market includes virtually every industrial, manufacturing and service business that uses a large amount of industrial supplies. Although growth in the industrial supply market is generally limited to the expansion of Gross Domestic Product, most companies have continuing needs for industrial supplies. The Company believes that increasing numbers of industrial firms are looking for ways to eliminate the inefficiencies of traditional industrial supply distribution.

         The Company operates in a highly fragmented industry with the 50 largest industrial supply distributors accounting for only about 6% of the market. The Company believes that approximately 135,000 smaller traditional industrial distributors, substantially all of which have annual sales of less than $10 million, supply over 65% of the market. Growing recognition of the high costs and operational inefficiencies associated with purchasing industrial supplies from traditional distributors has increased demand for alternative methods of distribution, leading to the development of programs which are generally referred to as "integrated supply." These programs vary widely, but they include such concepts as corporate purchasing cards, industrial supply consortiums and direct mail supply. While these integrated supply programs help to reduce some of the costs associated with traditional industrial supply distribution and modestly increase efficiencies, in contrast to the Company's proprietary In-Plant Store(R) program they do not focus on the structural flaws inherent in the industrial supply distribution process.

         The traditional model for the distribution of industrial supplies is burdened by both the duplication and the inefficient performance of multiple functions. In the traditional model, the industrial distributor must (i) source and absorb the freight costs for the item, (ii) receive, warehouse and account for the item, (iii) invest in inventory and incur the associated carrying costs and (iv) market and sell the item to the end user. Once the need for the item arises, the plant requiring the item must repeat many of these steps, including
(i) sourcing and absorbing the freight costs for the item, (ii) receiving, warehousing and accounting for the item, (iii) investing in inventory and incurring the associated carrying costs and (iv) issuing the item to the user on the plant floor. In the In-Plant Store(R), each activity is handled only once by the Company, thereby generating system-wide savings generally ranging from 15% to 25% of annual industrial supply purchase cost. The procurement of industrial supplies is generally outside the core activity of most manufacturers. As a result, industrial supply procurement is often neglected and poorly managed within industrial plants. For example, industrial supplies are generally purchased by personnel whose expertise in purchasing these items is limited. In addition, supplies are typically stored in a number of locations within an industrial plant, resulting in excess inventories and duplicate purchase orders. Finally, industrial supplies are frequently purchased by multiple personnel in uneconomic quantities, and a substantial portion of most facilities' industrial supplies are one-time purchases which entail high prices and time-consuming administrative efforts. The In-Plant Store(R) eliminates the duplication and waste inherent in the traditional industrial distribution model.

         In addition to the cost savings inherent in eliminating an entire step in the distribution process, the In-Plant Store(R) leads to operational improvements at the customers' host plants. For stock items, each of the In-Plant Store(R) facilities has achieved more than a 98% product request fill rate. For one-time purchases, In-Plant Store(R) personnel are experts in efficiently sourcing these generally low usage items. The efficient procurement of industrial supplies reduces the down-time of equipment in need of a critical part. In the traditional model, a significant percentage of industrial supplies are sourced directly by the plant employee in need of the item, rather than a purchasing professional. These plant employees, whose time is diverted from performing their core functions, generally do not consider price as the determining factor in their purchase decision. The In-Plant Store(R), on the other hand, offers these critical items at prices available to a high volume purchaser. Further, under the traditional model such plant personnel accumulate sub-stocks of low usage but critical items. In the Company's experience, the presence of an In-Plant Store(R) eliminates the need for such sub-stocks.

In-Plant Store(R) Program

         The Company expects its future growth to be achieved primarily through its In-Plant Store(R) program. The Company believes that the In-Plant Store(R) offers customers the lowest achievable cost structure for their industrial supply procurement requirements. An In-Plant Store(R) is a comprehensive outsourcing service through which the Company manages all aspects of industrial supply procurement at a customer's industrial site. The Company staffs the In-Plant Store(R) with its own personnel, helps determine optimal inventory levels, purchases and stocks all industrial supplies, issues them to the customer's plant employees and provides ongoing technical support.

         The In-Plant Store(R) program has been able to achieve substantial cost savings and more efficient plant operations through reductions in product costs, elimination of process costs and operational improvements. Based upon the Company's Value Management Studies(SM), system-wide savings in customers' annual industrial supply purchase cost have generally ranged from 15% to 25%.

Reduction of Customer's Product Costs

        - Lowers Direct Product Costs. The Company offers pricing that is typically 3% to 5% lower than a customer's historic cost. The Company is able to achieve such pricing because it is a high volume purchaser and its operating model comprises a lower inherent cost structure than traditional methods of supply. Further, unlike traditional industrial distribution companies, the Company, not the customer, pays all in-bound freight costs.

       - Eliminates all Inventory Carrying Cost. The Company, rather than the customer, purchases and maintains all industrial supply inventory at the plant site. The customer is charged only as each item is used, thereby eliminating the need for the customer's capital to be deployed in industrial supply inventory. The Company has historically been able to achieve plant level inventory reductions ranging from $500,000 to $2.5 million. The Company's information systems permit it to carry much lower inventory positions than customers could carry using traditional industrial supply management. Although the inventory investment is transferred to the In-Plant Store(R), the Company's superior information and sourcing systems enable the In-Plant Store(R)to operate with reduced levels of inventory with turns often in excess of 7 times per year, as opposed to an average of under 2 times per year previously incurred by existing customers which relied on the traditional method of industrial distribution.

Elimination of Process Costs

       - Reduces Paperwork. Accounting and data processing expenses are reduced as the Company issues the customer only two comprehensive invoices each month as compared to the thousands of requisitions, purchase orders, packing slips and vendor invoices which were created when the customer's own purchasing department was responsible for industrial supply procurement. The Company believes that the administrative costs associated with placing a single purchase order can be in excess of $100.

       - Reduces Payroll. As a result of the Company assuming the supply function, the customer can redeploy or eliminate personnel who were previously responsible for purchasing, receiving, taking inventory and issuing industrial supplies.

       - Eliminates Multiple Suppliers. The customer no longer needs to maintain relationships with numerous industrial distributors. All supplies are obtained from one source, the In-Plant Store(R), as opposed to as many as 500 traditional industrial distributors for a typical large industrial plant.

Operational Improvements

       - Improves Plant Productivity. The Company has developed proprietary computer systems which maintain appropriate inventory levels of industrial supplies and minimize the risk to the customer of costly plant down-time due to the absence of a key part. For stock items, each of the In-Plant Store(R) facilities has achieved more than a 98% product request fill rate. The Company offers customers further productivity improvements through a specialized program to stock certain low-price hardware items in actual work areas. The Company's procurement expertise also enables it to fill one-time orders for obscure, seldom required items in an efficient manner, thereby eliminating the need for plant employees to devote time to research availability and negotiate prices.

       - Improved Information Flow. The improved information flow provided by the In-Plant Store(R) program allows customers to reduce shrinkage and improve their manufacturing process. Using ISACS(SM), its proprietary computer system, the Company establishes sophisticated controls on inventory and usage of supplies, allowing the In-Plant Store(R) customer to allocate costs to a department, work cell or individual. Industrial supply costs and utilization can be tracked as they occur in the plant. Further, the Company's networking capability allows for the consolidation of a customer's industrial supply management for any number of facilities that utilize the In-Plant Store(R) program.

The In-Plant Store(R) Supply Agreement

         Operation of the In-Plant Store(R) is governed by an In-Plant Store(R) agreement (the "Supply Agreement"). Pursuant to the Supply Agreement, the Company is responsible for (i) providing designated categories of supplies and parts at the In-Plant Store(R), (ii) providing all on-site staffing necessary to purchase, receive, inventory and issue industrial supplies to plant personnel and (iii) maintaining certain specified levels of inventory at the In-Plant Store(R). On the effective date of the Supply Agreement, the Company takes control of all of the customer's existing industrial supply inventory. During the period in which the customer's inventory is depleted, the Company is entitled to recover its costs in operating the In-Plant Store(R). As the In-Plant Store(R) becomes stocked with the Company's own inventory, the Company's compensation is typically based on a fixed markup from the cost of the items purchased. In certain situations, however, the Company also receives a management fee. The Supply Agreement also provides that if, in any six month period, the customer has not utilized a stock item, the customer is required to purchase the entire inventory of such product from the In-Plant Store(R). This provision eliminates the Company's risk of inventory obsolescence. The term of the typical Supply Agreement is three years, with automatic renewal provisions, although the customer may generally terminate the Supply Agreement for any reason upon 90 days' prior written notice.

Sales and Marketing

         The Company's recent sales effort has focused on the 15,000 domestic plant sites which the Company believes have sufficient industrial supply requirements to support an In-Plant Store(R). In particular, the Company has emphasized very large industrial plants which can generate revenues of over $10 million annually for the Company, and on prospective customers which have expressed interest in a multi-plant, company-wide implementation of the Company's programs. The Company also seeks to penetrate more plants of existing customers, pursue referrals from satisfied customers and contact plant managers whose manufacturing sites are located near existing In-Plant Store(R) facilities.

         The critical element of the Company's marketing process is the Value Management Study(SM). Through its proprietary study, the Company analyzes the industrial supply function at the site or sites of a potential customer, highlights the inefficiencies at the site and quantifies the cost reductions achievable through the implementation of an In-Plant Store(R) program. For prospects which become customers, the Company uses the Value Management Study(SM) as a guide for tailoring the actual In-Plant Store(R) to the customer's particular needs.

Additional Proprietary Services

         In addition to the In-Plant Store(R) program, the Company markets several other services to meet the industrial supply and other needs of its customers. The Value Managed Supply(SM) and On-Site Store(SM) programs are proprietary industrial supply solutions targeted at particular customers and delivered through the Company's network of 32 branches which typically operate in smaller, less competitive geographic markets.

     Value Managed Supply(SM)

         The Value Managed Supply(SM) program is targeted at smaller plant sites and large plants which have not adopted the full In-Plant Store(R) program. This program offers selected elements of the In-Plant Store(R) program that serve to reduce some of the inefficiencies and costs of traditional industrial supplies distribution. As a result of its Value Managed Supply(SM) program, the Company believes that, through its branches, it is able to provide its customers with a higher level of service than many of its competitors which attempt to service customers in smaller markets on a regional basis through warehouses in larger cities.

     On-Site Store(SM) Program

         The On-Site Store(SM) program is marketed to construction sites and process plants for temporary construction or maintenance projects. This program provides a temporary on-site warehouse that is fully staffed and stocked with all items that the customer believes may be necessary for the project. The Company staffs the On-Site Store(SM) with its own trained, technically qualified personnel, who are responsible for procurement, inventory management, disbursement and product training. Management of On-Site Store(SM) facilities is provided through the Company's branch network.

     Branches

         In addition to its proprietary industrial supply procurement services, the Company also provides more traditional industrial distribution services through its branch network. The Company has located most branches in smaller cities which are less well supplied by traditional industrial distributors and where competition is more moderate than in larger industrial cities. The Company believes that in these smaller markets, the local availability of adequate supplies of frequently used industrial supply items, together with locally based, technically competent service representatives, provide the Company with a competitive advantage. In addition, to maximize the benefits which customers realize from the Company's branch presence, each branch manager is allowed considerable autonomy in setting inventory levels that are responsive to the branch customers' particular needs. Branch managers receive incentive compensation designed to maximize branch gross profit.

Instrumentation Services

         The Company is one of the largest independent suppliers of instrumentation services in the United States. These services, as well as process control services, are provided through a network of five sales offices located across the United States.

Management Information Systems

         The In-Plant Store(R) program utilizes ISACS(SM), the Company's proprietary computer system, to control all In-Plant Store(R) functions. In addition to the traditional functions of inventory control, order processing, purchasing, accounts receivable, accounts payable and general ledger, ISACS(SM) has the flexibility to integrate with the customer's maintenance, accounting and management systems. ISACS(SM) allows for real-time reporting of industrial supplies utilization by work order, department and individual, as well as on-line stock inquiry and order-status reports. ISACS(SM) also supports advanced functions, such as Electronic Data Interchange ("EDI"), customized billing, end user reporting and facsimile transmission. Operations that interact within the Company's multiple In-Plant Store(R) programs are linked together through a dedicated data network.

         For its other activities, the Company operates a mainframe system which is supported by the industry standard open system environment. The Company has invested significant resources within the last year to increase the capabilities and networking opportunities of this system. The Company's system supports EDI, as well as a large number of customer specific databases which tie into the Company's primary database. This allows the Company to provide its customers with a wide variety of reports which are customized to meet the specific needs of the customer. The Company also utilizes a variety of third-party software packages periodically upgraded to support additional functions.

Customers

         At March 15, 1996, the Company operated 37 In-Plant Store(R) facilities for 23 individual customers. In addition, the Company recently announced the signing of an agreement with a single customer to implement an additional 8 In-Plant Store(R) facilities during 1996. Additionally, through its branches, the Company services approximately 19,000 customers in a variety of industries. For the 12 months ended December 31, 1995, Black & Decker Corporation represented approximately 10% of the Company's revenues.

Products

         The Company provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:



-   Abrasives                                 -    HVAC and plumbing equipment
-   Adhesives                                 -    Janitorial supplies
-   Coatings, lubricants and                  -    Material handling products
    compounds                                 -    Measuring instruments
-   Cutting, hand, pneumatic and              -    Power transmission equipment
    power tools                               -    Respiratory products
-   Electrical supplies                       -    Replacement parts
-   Fasteners                                 -    Safety products
-   Fire protection equipment and clothing    -    Welding materials
-   Hoses, pipe fittings and
    valves



         Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 1995.

  Suppliers

         The Company purchases its products from numerous manufacturers and other distributors. The Company has distribution agreements with numerous suppliers, some of which give the Company the exclusive right to distribute the supplier's products in a specific geographic area. All of the contracts can be canceled by the respective suppliers upon notice of one year or less. Because no supplier provides products that account for as much as 10% of the Company's revenues and because the Company believes that it could quickly find alternative sources of supply if any distribution contract were canceled, the Company does not believe that the loss of any one distribution contract, or any small group of distribution contracts, would have a material adverse impact on the Company's business.

Competition

         The Company's business is highly competitive. The Company competes with a wide variety of traditional industrial supply distributors in each of the Company's geographic markets. Most of such distributors are small enterprises selling to customers in a limited geographic area. The Company also competes with several integrated supply consortiums, direct mail suppliers and large warehouse stores, some of which have significantly greater financial resources than the Company. The primary areas of competition include price, breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service and repair capability. The Company believes that its ability to compete effectively is dependent upon its ability to deliver value-added procurement solutions to its customers through its In-Plant Store(R), On-Site Store(SM) and Value Managed Supply(SM) programs, to respond to the needs of its customers through quality service and to be price-competitive. The Company believes that other companies may develop and implement programs which offer services similar to, and which compete with, the Company's In-Plant Store(R) program.

         The Company also competes to some extent with the manufacturers of industrial supplies. The Company believes, however, that most of such manufacturers sell their products through traditional industrial distributors, because the limited range of products that a manufacturer offers cannot compete effectively with the broad product lines and additional services offered by traditional industrial distributors and industrial supply service providers such as the Company.

Government Regulation

         In recent years, governmental and regulatory bodies such as The Occupational Safety and Health Administration, The National Institute for Occupational Safety and Health and The Mine Safety and Health Administration have promulgated numerous standards and regulations designed to protect workers' well-being and to make the work place safer. The Company reviews regulations governing its customers in order to be able to distribute products that meet its customers' needs, and some of the Company's past growth has been as a result of its customers' compliance with this increasing level of regulation. In addition, many of the Company's customers are cooperating with their insurance companies in safety programs designed to reduce accident and injury rates in response to rising workers' compensation costs. This trend has also resulted in increased purchases of safety equipment from the Company. The Company cannot predict the level or direction of future regulation or insurance costs, but believes these trends will continue to contribute to the Company's growth.

Employees

         As of March 15, 1996, the Company had approximately 710 employees, of whom approximately 220 were employed in selling and administrative capacities and approximately 490 were involved in operations. ATSG regularly employs individuals covered under collective bargaining agreements for temporary periods. As of March 15, 1996, approximately 20 of ATSG's employees were covered under such collective bargaining agreements. The Company considers its employee relations to be good.

Insurance

         The Company maintains liability and other insurance that it believes to be customary and generally consistent with industry practice. The Company is also named as an additional insured under the products liability policies of many of its suppliers and manufacturers and, with respect to In-Plant Store(R) facilities, many of its customers. The Company believes that such insurance is adequate to cover potential claims relating to its existing business activities.

Item 2.  Properties.

         The Company's corporate headquarters is located in Lakewood, Colorado. The Company does not own or lease the space for its In-Plant Store(R) facilities. Each of the Company's branch facilities (other than the facility in Lufkin, Texas) is leased by the Company. The Company has the right to renew some of these leases. The Company believes that the properties which are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew the lease on any of these facilities, it could find other suitable facilities with no adverse effect on the Company's business.





Item 3. Legal Proceedings.

         The Company is currently involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such proceedings are likely to be, individually or in the aggregate, material to its consolidated financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters.

         The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". Prior to October 6, 1994, the Common Stock traded on the Nasdaq SmallCap Market. Prior to March 16, 1994, the Common Stock was not regularly quoted on any national market quotation system. As of March 15, 1996, there were approximately 1,500 holders of record of the Common Stock.


        Quarter Ended            High Sales Price   Low Sales Price
	-------------            ----------------   ---------------

        March 31, 1994............   5 1/4              3 3/4
        June 30, 1994.............   5                  3 3/4
        September 30, 1994........   5                  3 3/4
        December 31, 1994.........   5 1/8              3
        March 31, 1995............   5                  3 3/4
        June 30, 1995.............   4 15/16            3 1/16
        September 30, 1995........   6 3/8              4 1/16
        December 31, 1995.........   7 7/8              5 5/8

         The Company has paid no cash dividends on the Common Stock for the years ended December 31, 1994 and 1995 and does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Item 6.

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
               (in thousands, except per share and operating data)


                                                               Year ended December 31,
                                         -----------------------------------------------------------------

                                         1991         1992          1993          1994          1995
                                         ----         ----          ----          ----          ----
Statement of  Income Data:
    Revenues............................$25,987       $31,025      $37,098       $77,613      $117,493
    Gross profit........................  6,965         8,293       10,161        18,228        25,898
    Operating income (loss).............   (317)          327          639         2,202         1,959
    Income from continuing operations...    404(1)         63          202         2,235         1,004
    Income from discontinued operations(2)  100(3)        165          100            --            --
    Net income..........................    554(1)        228          302         2,235         1,004

Per Share Data:
  Primary:
    Income from continuing operations...   0.03(1)       0.01         0.02          0.13          0.05
    Income from discontinued operations(2) 0.01          0.01        --            --            --
    Net income..........................   0.04(1)       0.02         0.02          0.13          0.05
  Fully diluted -
    Net income..........................   0.04(1)       0.02         0.02          0.13          0.04

Average Number of Shares of Common
  Stock Outstanding.................. 12,488,873   12,541,784   12,684,911    16,993,971    21,689,653

Other Data:
  Number of operational In-Plant
   Store(R)facilities(4).................      --           --           --            17            31
  Number of In-Plant Store(R)customers(4)      --           --           --            12            21
  Number of branches(4).................       13           20           23            26            32
  Revenues from In-Plant Store(R)facilities    --           --           --       $31,931       $53,895
  Revenues from branches(5).............  $25,987      $31,025      $37,098       $45,682       $63,598



                                                                     December 31,
                                       ----------------------------------------------------------------------

                                             1991         1992          1993          1994          1995
                                             ----         ----          ----          ----          ----
Balance Sheet Data:
Working capital.........................   $3,854(6)    $4,464        $4,978       $17,902       $23,599
Total assets............................    9,056       13,003        14,926        37,408        48,051
Long-term debt obligations..............    3,253(6)     4,882         5,949         1,618         5,903
Stockholders' equity....................    2,738        3,116         3,448        24,721        27,391
----------

(1) Includes $1,000,000 of proceeds from a key-man life insurance policy.
(2) Relates to the Company's discontinuance of its information services business, which constituted the Company's business prior to July 1, 1990.
(3) Net of $50,000 in income taxes.
(4) As of the end of the year.
(5) Includes all revenues other than those from the Company's In-Plant Store(R) program.
(6) Current portion of note payable to bank in 1991 of $3,083,000 has been excluded from working capital and included in long-term debt obligations. This debt was subsequently refinanced.

Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company provides proprietary industrial supply procurement solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company conducts its operations primarily through its four subsidiaries:
SafetyMaster, Lewis Supply, ISA and ATSG.

Results of Operations

         The following table of revenues and percentages sets forth selected items of the results of operations.


                                                     Year  ended December 31,
                                 ------------------------------------------------------
                                           1993             1994               1995
                                                     (dollars in thousands)
Revenues.........................         $37,098          $77,613           $117,493
                                          =======          =======           ========

                                          100.0%           100.0%             100.0%
Cost of sales....................          72.6             76.5               78.0
Gross profit.....................          27.4             23.5               22.0
Selling, general and
  administrative expenses........          25.7             20.7               20.3
Operating income.................           1.7              2.8                1.7
Interest expense, net............           1.2              0.9                0.1
Income before taxes..............           0.5              1.9                1.6
Income tax expense (benefit).....            --             (1.0)               0.7
Income from continuing
  operations.....................           0.5              2.9                0.9
Income from discontinued
  operations.....................           0.3               --                 --
Net income.......................           0.8              2.9                0.9



    Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenues for the year ended December 31, 1995 increased 51.4% to $117,493,338 from $77,613,379 in 1994. During 1995, $53,895,081 of revenues were from In-Plant Store(R) facilities and $63,598,257 were from branches (including sales and service locations). During 1994, $31,931,587 of revenues were from In-Plant Store(R) facilities and $45,681,792 were from branches. Internal growth, primarily from implementation of new In-Plant Store(R) facilities, accounted for 78.4% of the increase. The balance of the increase came from the inclusion of the results of operations of ATSG from the date of the acquisition of ATSG through December 31, 1995. One In-Plant Store(R) customer (with which the Company operates under four separate contracts) represented approximately 10% and 15% of the revenues for the years ended December 31, 1995 and 1994, respectively.

         Cost of sales as a percentage of revenues increased to 78.0% for the year ended December 31, 1995 from 76.5% in 1994. The increase resulted primarily from the higher percentage of sales from In-Plant
Store(R) facilities which have lower margins than the branches.

         Selling, general and administrative expenses as a percentage of revenues decreased to 20.3% for the year ended December 31, 1995 from 20.7% in 1994. The improvement resulted primarily from the higher percentage of sales from In-Plant Store(R) facilities which have lower levels of selling, general and administrative expenses than the branches. The improvement was partially offset by expenses incurred by the Company in connection with its expansion of the In-Plant Store(R) program.

         Interest expense, net decreased by $637,029 to $98,006 for the year ended December 31, 1995 from $735,035 in 1994. The decrease in interest expense, net resulted primarily from the repayment of the Company's bank indebtedness in the amount of approximately $13,300,000 with net proceeds from the sale of 5,750,000 shares of Common Stock on October 13, 1994.

         Income tax expense increased by $1,625,000 to $857,000 for the year ended December 31, 1995 from an income tax benefit of $768,000 in 1994. The tax benefit in 1994 resulted from a reevaluation, based on expected future taxable income resulting from 1994 acquisitions, of the realizability of future income tax benefits arising from the utilization of a net operating loss carryforward and other deferred tax assets. At December 31, 1995, no valuation allowance related to the utilization of the net operating loss carryforward was provided because the Company believes that it is more likely than not that sufficient taxable income will be generated to allow for the realization of the future tax benefits.

         Net income for the year ended December 31, 1995 was $1,003,926, compared to net income of $2,234,820 in 1994, primarily as a result of the items previously discussed.

     Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         Revenues for the year ended December 31, 1994 increased 109.2% to $77,613,379 from $37,097,753 in 1993. During 1994, $31,931,587 of revenues were from In-Plant Store(R) facilities and $45,681,792 were from branches. During 1993, all revenues were from branches. The inclusion of the results of operations of ISA and the Lufkin Division for the year ended December 31, 1994 accounted for 77.1% and 15.4%, respectively, of the increase; the balance was from internal growth at the branches. One In-Plant Store(R) customer (with which the Company operates under four separate contracts) represented approximately 15% of the revenues for the year ended December 31, 1994.

         Cost of sales as a percentage of revenues increased to 76.5% for the year ended December 31, 1994 from 72.6% in 1993. The primary reason for the increase was the impact of the acquisition of ISA, whose In-Plant Store(R) facilities have lower margins than the Company's branches.

         Selling, general and administrative expenses as a percentage of revenues decreased to 20.7% for the year ended December 31, 1994 from 25.7% in 1993. The improvement resulted primarily from the impact of the acquisition of ISA, whose In-Plant Store(R) facilities have lower levels of selling, general and administrative expenses than the branches.

         Interest expense, net increased by $297,713 to $735,035 for the year ended December 31, 1994 from $437,322 in 1993. The increase resulted primarily from additional borrowings incurred to finance the acquisitions of ISA and the Lufkin Division, as well as higher interest rates. Included in interest expense, net was interest income earned from the net proceeds of the sale of 5,750,000 shares of Common Stock on October 13, 1994. The Company used net proceeds from such sale to repay approximately $13,300,000 of bank debt, thereby reducing interest expense for the remainder of the year.

         The tax benefit in 1994 resulted from a reevaluation, based on expected future taxable income resulting from 1994 acquisitions, of the realizability of future income tax benefits arising from the utilization of a net operating loss carryforward and other deferred tax assets. At December 31, 1994, no valuation allowance related to the utilization of the net operating loss carryfoward was provided because the Company believes that it is more likely than not that sufficient taxable income will be generated to allow for the realization of the future tax benefits.

         Income from discontinued operations, which was 0.3% of revenues for the year ended December 31, 1993, related to the Company's previous decision to dispose of its information services business and represented current valuations of certain lease obligations.

         Net income for the year ended December 31, 1994 was $2,234,820, compared to net income of $301,599 in 1993, primarily as a result of the items previously discussed.

Liquidity and Capital Resources

         Effective as of December 31, 1995, the Company entered into a new revolving bank credit agreement providing maximum outstanding borrowings of $20,000,000. These borrowings bear interest at the prime rate (8.50% as of December 31, 1995) and/or a Eurodollar rate, with a 1/4% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. At December 31, 1995, $4,445,000 was borrowed, at an interest rate of 8.50%, under the credit facility. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable which were approximately $20,000,000 at December 31, 1995. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries.

         On October 13, 1994, the Company sold 5,750,000 shares of Common Stock in an underwritten public offering. The net proceeds to the

Company were $15,405,500, of which approximately $13,300,000 was used to repay the Company's bank indebtedness.

         The net cash used in operating activities was $5,319,122 for the year ended December 31, 1995, compared to $3,932,668 for the year ended December 31, 1994. The increase resulted primarily from an increase in accounts receivable and inventories and a decrease in net income, which were partially offset by increases in deferred taxes, accounts payable and accrued expenses.

         The Company believes that cash on hand, cash generated from operations and cash from the Company's bank credit facility will generate sufficient funds to permit the Company to meet its liquidity needs for the foreseeable future, including the costs to be incurred by the Company in connection with the anticipated expansion of the In-Plant Store(R) program.

         The Company has stated its intention to seek further acquisition opportunities. If the Company is able to identify satisfactory acquisitions, the source of funds for such acquisitions is anticipated to be internally generated cash and cash from future borrowings or sales of equity securities, although there is no guarantee that the Company would be successful in raising funds from such sources.

Restructuring Charge

         On March 18, 1996, the Company announced the merger of SafetyMaster and Lewis Supply. Accordingly, the Company will be recording a restructuring charge in the first quarter of 1996 aggregating approximately $920,000 for employee termination benefits, asset write-offs and lease payments.

Recently Issued Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, effective commencing in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The initial adoption of this standard will not have a material impact on the Company's financial position and results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". As allowable by SFAS No. 123, the Company will not recognize compensation cost for stock-based compensation arrangements, but rather will disclose in the notes to the financial statements the impact on net income and earnings per share as if the fair value based compensation cost had been recognized commencing in 1996.

Inflation

         The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company's current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

Seasonality

         The Company does not believe that its business is seasonal in nature.

Item 8.  Financial Statements and Supplementary Data.

         Financial statements of the Company are listed on the accompanying Index to Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                     No.

Independent Auditors' Report..................................      F-2
Consolidated Balance Sheets as of December 31,
 1994 and 1995................................................      F-3
Consolidated Statements of Income for the years
 ended December 31, 1993, 1994 and 1995.......................      F-4
Consolidated Statement of Stockholders' Equity
 for the years ended December 31, 1993, 1994 and
 1995.........................................................      F-5
Consolidated Statements of Cash Flows for the
 years ended December 31, 1993, 1994 and 1995.................      F-6
Notes to Consolidated Financial Statements....................      F-7


         Schedules which are not included have been omitted because either they are not required or are not applicable because the required information has been included elsewhere in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Strategic Distribution, Inc.:

    We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                   KPMG PEAT MARWICK LLP

Stamford, Connecticut
March 18, 1996

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                            December 31,
                                                                -----------------------------------
                                                                         1994            1995
                                                                         ----            ----
                                    Assets
        Current assets:
          Cash and cash equivalents......................           $  3,022,428    $    640,360
          Accounts receivable, net.......................             10,078,210      20,104,270
          Inventories....................................             13,469,229      15,422,066
          Prepaid expenses and other current assets......                418,926         588,188
          Deferred tax asset.............................              1,793,000       1,320,000
                                                                     -----------     -----------
                    Total current assets.................             28,781,793      38,074,884
        Property and equipment, net......................              2,571,796       3,352,948
        Excess of cost over fair value of net assets
          acquired, net..................................              5,158,911       5,865,691
        Other assets.....................................                895,541         757,121
                                                                     -----------     -----------
                  Total assets...........................            $37,408,041     $48,050,644
                                                                     ===========     ===========

        Liabilities and Stockholders' Equity
        Current liabilities:
          Accounts payable and accrued expenses..........            $10,670,635     $14,317,750
          Current portion of long-term debt..............                209,643         158,553
                                                                      ----------    ------------
                  Total current liabilities..............             10,880,278      14,476,303

        Long-term debt...................................              1,617,517       1,458,401
        Note payable.....................................                     --       4,445,000
        Deferred tax liability...........................                189,000         280,000
                                                                    ------------    ------------
                  Total liabilities......................             12,686,795      20,659,704
                                                                     -----------     -----------
        Stockholders' equity:
          Preferred stock, par value $.10 per share.
             Authorized: 500,000 shares; issued and
             outstanding: none...........................                     --              --
          Common stock, par value $.10 per share.
             Authorized: 25,000,000 shares; issued and
             outstanding: 21,020,535 and 21,716,662
             shares......................................              2,102,054       2,171,666
        Additional paid-in capital.......................             28,154,039      33,861,694
        Accumulated deficit..............................             (5,484,847)     (8,592,420)
        Note receivable from sale of stock...............                (50,000)        (50,000)
                                                                    ------------   --------------
                  Total stockholders' equity.............             24,721,246      27,390,940
                                                                    ------------   --------------
                  Total liabilities and stockholders' equity         $37,408,041     $48,050,644
                                                                     ===========     ===========


           See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income



                                                                    Year Ended December 31,
                                                      ----------------------------------------------------

                                                            1993              1994             1995
                                                            ----              ----             ----
    Revenues......................................        $37,097,753       $77,613,379     $117,493,338

    Cost of sales.................................         26,936,870        59,385,787       91,595,757
                                                           ----------        ----------       ----------
      Gross profit................................         10,160,883        18,227,592       25,897,581
    Selling, general and administrative expenses..          9,521,962        16,025,737       23,938,649
                                                           ----------        ----------       ----------
      Operating income............................            638,921         2,201,855        1,958,932
    Interest expense (income):
      Interest expense............................            468,371           801,053          178,377
      Interest (income)...........................            (31,049)          (66,018)         (80,371)
                                                           ----------        ----------       ----------
         Interest expense, net....................            437,322           735,035           98,006
                                                           ----------        ----------       ----------
    Income before income taxes....................            201,599         1,466,820        1,860,926
      Income tax expense (benefit)................                 --          (768,000)         857,000
                                                           ----------        ----------       ----------
    Income from continuing operations...........              201,599         2,234,820        1,003,926
      Income from discontinued operations.........            100,000                --               --
                                                           ----------        ----------       ----------
           Net income.............................         $  301,599      $  2,234,820       $1,003,926
                                                           ==========        ==========       ==========
    Net income per common share:
    Primary:
      Income from continuing operations...........              $0.02             $0.13            $0.05

      Income from discontinued operations.........                 --                --               --
                                                              -------          --------          -------
           Net income.............................              $0.02             $0.13            $0.05
                                                              =======          ========          =======
    Fully diluted -
           Net income.............................              $0.02             $0.13            $0.04
                                                              =======          ========          =======

    Average number of shares of common stock
    outstanding...................................         12,684,911        16,993,971         21,689,653
                                                           ==========        ==========         ==========


           See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity



                                                           Additional
                                             Common         paid-in           Accumulated           Note
                                              stock         capital             deficit          receivable
                                             ------        ----------         -----------        ----------

      Balance December 31, 1992.........    $1,227,512       $9,959,780        $(8,021,266)      $(50,000)
        Net income......................            --               --            301,599              --
        Issuance of 85,000 shares.......         8,500           21,750                 --              --
                                           -----------    -------------         -----------      ---------
      Balance December 31, 1993.........     1,236,012        9,981,530         (7,719,667)       (50,000)
        Net income......................            --               --          2,234,820              --
        Issuance of 505,250 shares......        50,525          595,475                 --              --
        Exercise of stock options.......           517            4,649                 --              --
        Sale of 8,150,000 shares, net...       815,000       17,572,385                 --              --
                                           -----------       ----------         -----------      ---------
      Balance December 31, 1994.........     2,102,054       28,154,039         (5,484,847)       (50,000)
        Net income......................            --               --          1,003,926              --
        Exercise of stock options.......         6,407           59,442                 --              --
        Tax benefit of stock options
           exercised....................            --           43,000                 --              --
        Value of options issued in
             connection with acquisition            --        1,560,100                 --              --
        Stock dividend (including cash
              paid for fractional shares)       63,205        4,045,113         (4,111,499)             --
                                            ----------        ---------          ----------      ---------
      Balance December 31, 1995.........    $2,171,666      $33,861,694        $(8,592,420)      $(50,000)
                                            ==========        =========          ==========      =========

           See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



                                                                        Year ended December 31,
                                                                        -----------------------

                                                                     1993         1994            1995
                                                                     ----         ----            ----

Cash flows from operating activities:
  Net income...........................................           $  301,599    $2,234,820     $1,003,926
  Adjustments to reconcile net income to net cash
         used in operating activities:
    Depreciation and amortization......................              362,196       802,905      1,211,171
    Deferred taxes.....................................                   --      (886,000)       644,000
    Changes in operating assets and liabilities, net of
           effects of acquisitions:
      Accounts receivable..............................             (370,811)   (3,113,997)    (8,239,648)
      Inventories......................................               43,314    (2,942,819)    (1,952,837)
      Prepaid expenses and other current assets........                5,746      (135,115)      (344,814)
      Accounts payable and accrued expenses............             (407,962)      163,787      2,348,843
    Other, net.........................................              (55,959)      (56,249)        10,237
    Net cash used in discontinued operations...........             (100,000)           --             --
                                                                    --------     ----------     ----------
      Net cash used in operating activities............             (221,877)   (3,932,668)    (5,319,122)
                                                                    ---------    ----------     ----------
Cash flows used in investing activities:
  Acquisitions of businesses, net of cash acquired.....             (569,669)   (5,020,777)        73,576
  Additions of property and equipment..................             (245,098)     (671,806)    (1,183,984)
                                                                    ---------   ----------    -----------
      Net cash used in investing activities............             (814,767)   (5,692,583)    (1,110,408)
                                                                    --------    ----------    -----------
Cash flows from financing activities:
    Proceeds from sale of stock, net...................                  --     18,392,551         65,849
    Cash paid in lieu of fractional shares of stock
       dividend........................................                  --            --          (3,181)
    Proceeds from (repayment of) note payable..........            1,251,635    (6,528,256)     4,445,000
    Repayment of subordinated debt.....................              (56,250)          --             --
    Repayment of long-term obligations.................             (118,286)     (488,601)      (460,206)
                                                                ------------    -----------     ----------
      Net cash provided by financing activities........            1,077,099    11,375,694      4,047,462
                                                                ------------    -----------     ----------
      Increase (decrease) in cash and cash equivalents.               40,455     1,750,443     (2,382,068)
Cash and cash equivalents, at beginning of the year....            1,231,530     1,271,985      3,022,428
                                                                 -----------     ---------      ---------
Cash and cash equivalents, at end of the year..........           $1,271,985    $3,022,428     $  640,360
                                                                 ===========     =========        =======

Supplemental cash flow information:
    Taxes paid.........................................           $   6,562    $  227,423     $  167,653
    Interest paid......................................             448,656       813,006        158,655



           See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Description of Business

         The Company provides proprietary industrial supply procurement solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company conducts its operations primarily through its four subsidiaries, SafetyMaster Corporation ("SafetyMaster"), Lewis Supply (Delaware), Inc. ("Lewis Supply"), Industrial Systems Associates, Inc. ("ISA") and American Technical Services Group, Inc. ("ATSG").

(2)  Significant Accounting Policies

     Principles of Consolidation

         The consolidated financial statements include the accounts of Strategic Distribution, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.

     Cash  Equivalents

         All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 1994 and December 31, 1995, the Company had invested in cash equivalents of approximately $2,710,000 and $203,000, respectively.

     Disclosure About Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments approximate fair value due to their short maturity and variable interest rate feature.

     Inventories

         Inventories of finished goods are stated at the lower of cost (first-in, first-out basis) or market.

     Property and Equipment

         Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining useful life of the asset or the lease term. Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized and depreciated over the remaining useful life of the asset. Estimated useful lives are as follows:

  Building                                      20 years
  Warehouse and office equipment                5-12 years
  Leasehold improvements                        5-14 years
  Transportation equipment                      4-8 years

  Intangible Assets

         Excess of cost over fair value of net assets acquired is amortized on the straight-line method over periods up to 40 years. The Company assesses the recoverability of this intangible asset on a systematic basis by determining whether the amortization over its remaining life can be recovered through projected undiscounted future results. The amount of impairment, if any, is measured based on projected discounted future operating earnings before amortization.

         Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Net Income Per Common Share

         Net income per share of common stock is computed using the weighted average number of shares and common stock equivalents outstanding during the respective years. The fully diluted net income per share for the year ended December 31, 1995 is based on 22,621,384 shares of Common Stock and common stock equivalents.

         Assuming that the 5,750,000 shares of Common Stock issued by the Company on October 13, 1994 were outstanding for the entire year ended December 31, 1994, net income per common share would have been $0.12.

(3)      Accounts Receivable

         Accounts receivable is net of an allowance for doubtful accounts of $80,000 and $140,000 at December 31, 1994 and 1995, respectively.

(4)      Property and Equipment


                                                                                          December 31,
                                                                           ------------------------------------------
                                                                                1994                         1995
                                                                                ----                         ----
Land                                                                          $240,000                     $240,000
Building                                                                       567,994                      719,548
Warehouse and office equipment                                               2,157,140                    3,413,553
Leasehold improvements                                                         282,913                      417,909
Transportation equipment                                                       678,363                      602,654
                                                                               -------                      -------
                                                                             3,926,410                    5,393,664

Less: accumulated depreciation and amortization                              1,354,614                    2,040,716
                                                                             ---------                    ---------
                                                                            $2,571,796                   $3,352,948
                                                                             =========                    =========

(5)      Excess of Cost Over Fair Value of Net Assets Acquired

         Excess of cost over fair value of net assets acquired is net of accumulated amortization of $360,000 and $607,000 at December 31, 1994 and 1995, respectively.

(6)      Note Payable to Bank

         Effective as of December 31, 1995, the Company entered into a new revolving bank credit agreement providing maximum outstanding borrowings of $20,000,000. These borrowings bear interest at the prime rate (8.50% as of December 31, 1995) and/or a Eurodollar rate, with a 1/4% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. At December 31, 1995, $4,445,000 was borrowed, at an interest rate of 8.50%, under the credit facility. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable which were approximately $20,000,000 at December 31, 1995. The credit facility is collateralized by substantially all of the assets of the Company's subsidiaries (net book value, as defined, of approximately $39,500,000 at December 31, 1995) and by a pledge of all the capital stock of SafetyMaster, Lewis Supply, ISA, ATSG, SafetyMaster's wholly-owned subsidiary Coulson Technologies, Inc. and ATSG's wholly-owned subsidiaries ATS Phoenix Inc. and National Technical Services Group, Inc.

(7)      Accounts Payable and Accrued Expenses

                                                                                          December 31,
                                                                        ---------------------------------------------
                                                                                  1994                       1995
                                                                                  ----                       ----
Accounts payable                                                             $7,945,378                  $11,318,450
Accrued expenses                                                              2,225,825                    1,604,796
Payroll and related expenses                                                    499,432                    1,394,504
                                                                             ----------                  -----------
                                                                            $10,670,635                  $14,317,750
                                                                             ==========                  ===========




(8)      Long-Term Debt

         Long-term debt consists of several loans with a weighted average interest rate of 7.1% at December 31, 1994 and 1995.

         Principal payments due on long-term obligations during each of the next five years are: 1996: $158,553; 1997: $361,012; 1998: $548,754;
1999:  $38,826; 2000:  $483,848; and thereafter:  $25,961.

(9)      Acquisitions

         In July 1993 the Company issued 75,000 shares of Common Stock in connection with the acquisition of Dakota Fire and Safety Equipment Co., Inc. and in October 1993 issued 10,000 shares of Common Stock in connection with the acquisition of Corpus Fire & Safety, Inc.

         On January 4, 1994, the Company acquired all of the outstanding common stock of ISA. The purchase price consisted of: (i) $3,000,000 in cash; (ii) a promissory note in the amount of $500,000; and (iii) 500,000 shares of Common Stock. The source of the cash portion of the purchase price was borrowings under a revolving bank facility.

         On June 16, 1994, Lewis Supply acquired certain assets of the Industrial Supplies Division of Lufkin Industries, Inc. (the "Lufkin Division"). The purchase price consisted of: (i) $2,040,000 in cash; and (ii) a mortgage note in the amount of $600,000. The source of the cash portion of the purchase price was borrowings under a revolving bank facility.

         On May 12, 1995, the Company acquired all of the outstanding common stock of ATSG. The purchase price consisted of options to purchase 1,036,708 shares of Common Stock at a price of $5.82 per share. The fair market value of these options, as determined by an independent investment bank, was $1,560,100.

(10)     Discontinued Operations

         During 1990, the Company disposed of its information services business. The results of these operations are included under the caption "Income From Discontinued Operations."

         In connection with the discontinuance of this business, the Company remained liable for certain lease obligations. At December 31, 1993, there was no remaining liability.

(11)     Retirement Plan

         The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was $17,525, $38,452 and $57,936 for the years ended December 31, 1993, 1994 and 1995, respectively. ATSG regularly employs individuals covered under collective bargaining agreements. Accordingly, ATSG makes contributions to several multi-employer defined contribution and defined benefit pension plans ("Plans") for these employees. The expense for these Plans was $268,931 for the period from May 12, 1995 to December 31, 1995.

(12)     Income Taxes

         The income tax expense (benefit) in the Consolidated Statements of Income is as follows:

                                      Year ended December 31,
                       -----------------------------------------------------
                            1993                  1994                  1995
                            ----                  ----                  ----
Current:
  Federal           $         --               $ 20,000             $ 35,000
  State                       --                 98,000              178,000

Deferred:
  Federal                     --               (828,000)             632,000
  State                       --                (58,000)              12,000
                    ------------                -------              -------
                    $         --              $(768,000)            $857,000
                    ============              =========             ========

A reconciliation of the expected Federal income tax expense at the statutory rate to the Company's income tax expense follows:



                                                                             Year ended December 31,
                                                              --------------------------------------------------------
                                                                    1993                   1994              1995
                                                                    ----                   ----              ----
Expected tax expense                                            $ 103,000              $ 499,000          $632,000

Increase (reduction) in tax expense resulting from:
  State taxes                                                          --                 26,000           125,000
  Reversal of valuation  allowance                                     --             (1,076,000)               --
  Utilization of net operating loss                              (119,000)              (386,000)               --
  State net operating loss not utilized                                --                 80,000                --
  Goodwill                                                         15,000                 69,000            77,000
  Other                                                             1,000                 20,000            23,000
                                                                    -----                 ------            ------
                                                                $      --              $(768,000)         $857,000
                                                           ==============              =========          ========


The components of the net deferred tax asset were as follows:

                                                                                           December 31,
                                                                              ----------------------------------------
                                                                                    1994                       1995
                                                                                    ----                       ----
Deferred tax assets:
  Net operating loss carryforward (expires during period
    ending 2008)                                                             $ 1,181,000                   $632,000
  Accounts receivable                                                             32,000                     55,000
  Inventories                                                                    192,000                    249,000
  Accrued expenses                                                               318,000                    243,000
  Vacation accrual                                                                50,000                     80,000
  Other                                                                           90,000                    130,000
                                                                               ---------                  ---------
    Total deferred tax asset                                                   1,863,000                  1,389,000
                                                                               ---------                  ---------
Deferred tax liabilities:
  Property and equipment                                                         129,000                    155,000
  Other assets                                                                   122,000                    181,000
  Goodwill                                                                         8,000                     13,000
                                                                               ---------                  ---------
    Total deferred tax liability                                                 259,000                    349,000
                                                                               =========                  =========
Net deferred tax asset                                                        $1,604,000                 $1,040,000
                                                                              ==========                 ==========



         The valuation allowance for deferred tax assets as of January 1, 1994 was $1,794,000, of which $332,000 was to be allocated to reduce goodwill. During the fourth quarter of 1994, the valuation allowance was eliminated resulting from the Company's reevaluation of the realizability of future income tax benefits due to the 1994 acquisitions of ISA and the Lufkin Division. The reversal of the valuation allowance for deferred tax assets in 1994 which was allocated to reduce goodwill was $718,000. At December 31, 1995, no valuation allowance was provided because management believes that it is more likely than not that sufficient taxable income will be generated to allow for realization of the tax benefits.

(13)     Stockholders' Equity

         The Company has authorized 500,000 shares of Preferred Stock, par value $0.10 per share. No shares of Preferred Stock are currently issued or outstanding. The Board of Directors may at any time fix by resolution any of the powers, preferences and rights, and the qualifications, limitations and restrictions of the Preferred Stock, which may be issued in series.

         On January 4, 1994, the Company sold an aggregate of 2,400,000 shares of Common Stock for $3,000,000.

         On October 13, 1994, the Company sold 5,750,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company were $15,405,500. The Company's bank indebtedness was repaid and the balance of the proceeds was available for working capital and for general corporate acquisitions.

         On December 6, 1995, the Company declared a three percent stock dividend paid on December 29, 1995 to stockholders of record as of December 18, 1995. The Company had accumulated net income of

$4,148,000 since July 1, 1990, when it became a supplier of industrial supply services.

(14)     Stock Compensation Plan

         The Company has an Incentive Stock Option Plan (the "1990 Stock Option Plan") under which the Board of Directors is authorized to grant certain directors, executives and key employees of the Company options for the purchase of up to 2,060,000 shares of Common Stock. The 1990 Stock Option Plan provides for the granting of both incentive stock options and options that do not qualify as incentive stock options. In the case of each incentive stock option granted under the 1990 Stock Option Plan, the option price must not be less than the fair market value of the Common Stock at the date of grant. To date, all options granted under the 1990 Stock Option Plan are exercisable at not less than the fair market value of the Common Stock at the date of grant. Options which have been granted under the 1990 Stock Option Plan are exercisable at various rates from 20% to 33.3% per year beginning on the first anniversary date, except for 103,000 options which were exercisable at the date of grant.

         The following table summarizes the option information (as adjusted for the stock dividend):



                                          Number of Shares   Option Prices
                                          ----------------   -------------

[S]                                          [C]           [C]
Options outstanding December 31, 1993          721,773           $0.97
Options granted during 1994                    369,616        $1.21-$3.45
Options canceled or expired                    (83,812)       $0.97-$3.45
Options exercised                               (5,321)          $0.97
                                                ------

Options outstanding December 31, 1994        1,002,256        $0.97-$3.45
                                             ---------

Options granted during 1995                    352,399        $3.45-$5.94
Options canceled or expired                    (99,815)       $0.97-$3.45
Options exercised                              (45,087)       $0.97-$3.45
                                               -------

Options outstanding December 31, 1995        1,209,753        $0.97-$5.94
                                             =========

Options exercisable                            603,310        $0.97-$5.94
                                             =========

         Warrants to purchase 38,625 shares of Common Stock for $1.46 per share were outstanding at December 31, 1995 and expire in 1999.

(15)     Lease Commitments

         The Company leases equipment and real estate for initial terms of five to eight years. The minimum future rental payments for operating leases with initial noncancelable lease terms in excess of one year as of December 31, 1995 are as follows:

                   1996                   $1,048,592
                   1997                      815,903
                   1998                      599,496
                   1999                      318,705
                   2000                      237,556
                   Thereafter                144,327

         Rental expense for the years ended December 31, 1993, 1994 and 1995 was $576,509, $628,449 and $908,841, respectively.

(16)     Supplemental Cash Flow Information

         In conjunction with the acquisitions, liabilities assumed and refinanced were:

                                                         Year ended December 31,
                                          --------------------------------------------------------
                                                1993                 1994                1995
                                                ----                 ----                ----
Fair value of assets acquired                $1,621,579          $13,496,558          $3,045,065
Net cash                                        569,669            5,020,777             (73,576)
Common Stock or options issued                   30,250              625,000           1,560,100
                                          -------------         ------------          ----------
Liabilities assumed                          $1,021,660           $7,850,781          $1,558,541
                                          -------------           ----------          ----------


(17)     Customer Business Data

         One In-Plant Store(R) customer (with which the Company operates under four separate contracts) represented approximately 15% and 10% of revenues for the years ended December 31, 1994 and 1995, respectively.

(18)     Pro Forma

         Presented below is an unaudited pro forma condensed statement of income which gives effect to adjustments in 1994 for the acquisition of the Lufkin Division on June 16, 1994 as if such acquisition occurred on January 1, 1994 and adjustments in 1994 and 1995 for the acquisition of ATSG on May 12, 1995 as if such acquisition occurred on January 1 of each such year.

                                         Year ended December 31,
                                ----------------------------------------
                                       1994                  1995
                                       ----                  ----
Revenues                             $91,630,660          $120,264,734
Operating income                      $1,847,893            $1,385,880
Net income                            $1,797,743              $428,840
Net income per common share                $0.11                 $0.02

         One In-Plant Store(R) customer (with which the Company operates under four separate contracts) represented approximately 12% and 10% of pro forma revenues for the years ended December 31, 1994 and 1995, respectively.

(19)     Subsequent Event

         On March 18, 1996, the Company announced the merger of two of its subsidiaries. Accordingly, the Company will be recording a restructuring charge in the first quarter of 1996 aggregating approximately $920,000 for employee termination benefits, asset write-offs and lease payments.

(20)     Quarterly Data (dollars in thousands, except for per share data) -
         Unaudited

                                     First         Second              Third            Fourth
                                     Quarter       Quarter             Quarter          Quarter              Year
                                     -------       -------             -------          -------              ----
1994
Revenues                            $17,307          $18,433           $20,568         $21,305             $77,613
Gross profit                          3,979            4,282             4,837           5,130              18,228
Net income                              227              283               249           1,476(a)            2,235
Net income
     per share (b)                     0.01             0.02              0.02            0.07                0.13

1995
Revenues                            $25,396          $27,235           $31,926         $32,936            $117,493
Gross profit                          5,853            6,180             6,525           7,340              25,898
Net income
     (loss)                             540              381               317            (234)              1,004
Net income
     (loss) per share (b)              0.02             0.02              0.01           (0.01)               0.05


(a)      See footnote 12.
(b)      Each period is computed separately.


                                    PART III


Item 10. Directors and Executive Officers of the Company.

        The information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 1995 (the "Proxy Statement") under the captions "Election of Directors" and "Identification of Executive Officers."

Item 11. Executive Compensation.

         The information contained in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         The information contained in the Proxy Statement under the captions "Executive Compensation" and "Transactions with Affiliates" is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) 1. CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. Consolidated Financial Statements of Company filed with this Report are listed on the accompanying Index to Financial Statements.

          (a) 2. FINANCIAL STATEMENT SCHEDULES. Financial Statement Schedules of the Company filed with this Report are listed on the accompanying Index to Financial Statements.

          (a) 3. EXHIBITS (References below to an exhibit being filed with a previous filing made by the Company are included for the purpose of incorporating such previously filed exhibit by reference to such filing. Previously unfiled exhibits are those marked with an asterisk.)

                                                                   Page No.
                                                                 in Manually
                                                                 Signed Copy
                                                                 -----------

 3.1           Restated Certificate of Incorporation of              *
               the Company, as amended through August 21,
               1987

 3.1(a)        Amendment to Certificate of Incorporation             *
               of the Company filed August 21, 1987 with the Secretary of State of Delaware

 3.1(b)        Amendment to Certificate of Incorporation             *
               of the Company filed December 16, 1987
               with the Secretary of State of Delaware

 3.1(c)        Amendment to Certificate of Incorporation             *
               of the Company filed December 15, 1988
               with the Secretary of State of Delaware

 3.1(d)        Certificate of Stock Designations of the              *
               Company filed September 15, 1989 with
               the Secretary of State of Delaware

 3.1(e)        Amendment to Certificate of Incorporation of          *
               the Company Filed November 9, 1990 with the
               Secretary of State of Delaware

 3.2           Amended and Restated Bylaws of the Company            *
               dated July 24, 1986

 3.2(a)        Amendment to Amended and Restated Bylaws              *
               of the Company dated April 25, 1988

 10.1          Form of Strategic Distribution, Inc.                  *
               Amended and Restated 1990 Incentive
               Stock Option Plan

10.2           Securities Purchase Agreement, dated as of               --
               January 4, 1994, among the Company and the Purchasers listed therein (filed with
               January 4, 1994 Report on Form 8-K)

10.3           Stock Purchase Agreement, dated as of January            --
               4, 1994, between the Company and George E.
               Krauter (filed with the January 4, 1994 Report on Form 8-K)

10.4           Asset Purchase Agreement, dated as of June 14,           --
               1994, between Lewis Supply (Delaware), Inc.
               and Lufkin Industries, Inc. (filed with June
               29, 1994 Report on Form 8-K)

10.5           Stock Purchase Agreement, dated as of May 12,            --
               1995, between the Company and the selling shareholders parties thereto (filed with May
               12, 1995 Current Report on Form 8-K)

10.6           Credit Agreement, dated as of December 31, 1995,         *
               between Bank of America Illinois and the Company

21.            List of Subsidiaries of the Company                      *

23.            Consent of KPMG Peat Marwick LLP                         *

27.            Financial Data Schedule                                  *

(b)     REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the last quarter of 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 1996.


                                       Strategic Distribution, Inc.


                                       By:/s/ Andrew M. Bursky
                                       Andrew M. Bursky
                                       Chairman of the Board


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.


                                  Chairman of the Board and
/s/ Andrew M. Bursky              Director
Andrew M. Bursky                  March 25, 1996

/s/ Theodore R. Rieple            President and Director
Theodore R. Rieple                March 25, 1996

                                  Executive Vice President
                                  and Chief Financial Officer
/s/ Catherine B. James            Director
Catherine B. James                March 25, 1996

                                  Vice President, Controller and
/s/ Charles J. Martin             Chief Accounting Officer
Charles J. Martin                 March 25, 1996

/s/ William R. Berkley            Director
William R. Berkley                March 25, 1996

/s/ Arnold W. Donald              Director
Arnold W. Donald                  March 25, 1996

/s/ George E. Krauter             Director
George E. Krauter                 March 25, 1996

/s/ Joshua A. Polan               Director
Joshua A. Polan                   March 25, 1996

/s/ Mitchell I. Quain             Director
Mitchell I. Quain                 March 25, 1996