Form 10-Q
period 1996-03-31
STRATEGIC DISTRIBUTION INC
filed 1996-04-29
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from________________  to  ___________________


Commission file number    0-5228

                          STRATEGIC DISTRIBUTION, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                         22-1849240
     (State or other jurisdiction of           (I. R. S. Employer
      incorporation or organization)            Identification No.)

        12136 W. Bayaud, Suite 320, Lakewood, CO      80228
            (Address of principal
               executive offices)                   (Zip Code)


                                  303-234-1419
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                        if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  [x]      No  [ ]


Number of shares of Common Shares outstanding at April 22, 1996:  21,779,550.

                                TABLE OF CONTENTS

                         Part I - Financial Information

                                                                     Page No.
Item 1                                                               --------

         Consolidated Financial Statements:

         -        Consolidated Balance Sheets -
                  March 31, 1996 (unaudited),
                  and December 31,  1995                                1

         -        Consolidated Statements of Operations
                  (unaudited) - Three Months
                  Ended March 31, 1996 and 1995                         2

         -        Consolidated Statements of Cash Flows
                  (unaudited) - Three Months Ended
                  March 31, 1996 and 1995                               3

         -        Note to Consolidated Financial Statements
                  (unaudited)                                           4

Item 2

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            5

                           Part II - Other Information

Item 4

         Submission of Matters to a Vote of Security Holders            8


Item 5

         Other Information                                              8

Item 6

         Exhibits and Reports on Form 8-K                               9

Signatures                                                             10

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                           March 31,        December 31,
                                             1996              1995
                                           ---------        ------------
                                          (unaudited)

           Assets
           ------
Current assets:

    Cash and cash equivalents           $    872,659      $     640,360
    Accounts receivable, net              19,051,554         20,104,270
    Inventories                           16,682,200         15,422,066
    Prepaid expenses and
     other current assets                    670,827            588,188
    Deferred tax asset                     1,307,000          1,320,000
                                      ---------------     --------------
       Total current assets               38,584,240         38,074,884
Property and equipment, net                3,739,766          3,352,948
Excess of costs of over fair value
of assets acquired, net                    5,817,917          5,865,691
Other assets                                 738,658            757,121
                                      ---------------     --------------
       Total assets                    $  48,880,581      $  48,050,644
                                      ===============     ==============


      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:

  Accounts payable and accrued expenses  $17,866,578        $14,317,750
  Current portion of long-term debt          147,469            158,553
  Reserve for restructuring charge           920,000                 --
                                      ---------------     --------------
      Total current liabilities           18,934,047         14,476,303
Long-term debt                             1,451,608          1,458,401
Note payable                               2,710,000          4,445,000
Deferred tax liability                       267,000            280,000
                                      ---------------     --------------
      Total liabilities                   23,362,655         20,659,704
                                      ---------------     --------------
Stockholders' equity:

  Preferred stock, par value $.10
   per share. Authorized:
   500,000 shares; issued
   and outstanding:  none
  Common stock, par value $.10
   per share.  Authorized:
   25,000,000 shares; issued and
   outstanding:
   21,765,957 and 21,716,662 shares        2,176,596          2,171,666
  Additional paid-in capital              33,949,442         33,861,694
  Accumulated deficit                    (10,558,112)        (8,592,420)
  Notes receivable from sale of stock        (50,000)           (50,000)
                                      ---------------     --------------
      Total stockholders' equity          25,517,926         27,390,940
                                      ---------------     --------------
      Total liabilities and
       stockholders' equity              $48,880,581        $48,050,644
                                      ===============     ==============


         See accompanying note to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                    (unaudited)

                                           Three months ended March 31,
                                           ----------------------------
                                            1996                   1995
                                            ----                   ----

Revenues                             $   33,316,372        $   25,396,090
Cost of sales                            26,233,440            19,542,626
                                    ----------------         --------------
  Gross profit                            7,082,932             5,853,464
Selling, general and
administrative expenses                   8,039,555             4,950,885
Restructuring charge                        920,000                    --
                                    ----------------         --------------
  Operating income (loss)               (1,876,623)               902,579
Interest expense (income):
  Interest expense                           92,885                35,686
  Interest (income)                         (3,816)               (40,794)
                                    ----------------         --------------
    Interest (income) expense, net           89,069                (5,108)
                                    ----------------         --------------
Income (loss) before income taxes        (1,965,692)              907,687

    Income tax expense                          --                368,000
                                    ----------------         --------------
Net income (loss)                    $   (1,965,692)         $    539,687
                                    ================         ==============
Net income (loss) per share          $        (0.09)         $       0.02
                                    ================         ==============
Average number of shares of
common stock outstanding                 21,740,823            21,661,222
                                    ================         ==============







         See accompanying note to consolidated financial statements.

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                                  (unaudited)

                                               Three months ended March 31,
                                               ----------------------------
                                                1996                   1995
                                                ----                   ----
Cash flows from operating activities:

  Net income (loss)                        $  (1,965,692)     $      539,687
  Adjustments to reconcile
   net income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization                  366,678             241,097
  Restructuring charge                           920,000                 --
  Deferred taxes                                     --              296,000

  Changes in operating assets
   and liabilities:

      Accounts receivable                      1,052,716         (3,033,728)
      Inventories                             (1,260,134)            12,332
      Prepaid expenses and
       other current assets                    (152,385)           (205,210)
      Accounts payable and
       accrued expenses                        3,563,102          2,439,970
  Other, net                                    (14,787)             (1,520)
                                          ---------------      --------------
        Net cash provided
         by operating activities               2,509,498            288,628
                                          ---------------      --------------
Cash flows used in
investing activities-
  Additions of property and
   equipment                                   (581,000)           (217,146)
                                          ---------------      --------------
Cash flows from financing activities:

  Proceeds from sale of stock                    56,678              34,227
  Repayment of note payable                  (1,735,000)                --
  Repayment of long-term
   obligations                                  (17,877)            (50,884)
                                          ---------------      --------------
        Net cash used in
         financing activities                (1,696,199)            (16,657)
                                          ---------------      --------------
        Increase in cash
         and cash equivalents                  (232,299)           ( 54,825)
Cash and cash equivalents,
at beginning of the period                      640,360           3,022,428
                                          ---------------      --------------
Cash and cash equivalents,
at end of the period                       $    872,659      $    3,077,253
                                          ===============      ==============
Supplemental cash flow information:

        Taxes paid                         $     196,149      $       85,290
        Interest paid                             89,453              32,692





        See accompanying note to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                    Note to Consolidated Financial Statements
                                   (unaudited)


    The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 1996 and 1995 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company provides proprietary industrial supply procurement solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of industrial supply services in July 1990. The Company conducts its operations primarily through its four subsidiaries, SafetyMaster Corporation ("SafetyMaster"), Lewis Supply (Delaware), Inc. ("Lewis Supply"), Industrial Systems Associates, Inc. ("ISA") and American Technical Services Group, Inc. ("ATSG"). At March 31, 1996, the Company had 37 operational In-Plant Store(R) facilities, representing 23 In-Plant Store(R) customers, 32 full-service branches, and ten sales and service offices.


                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1996               1995
                                                   ----               ----
                                                   (dollars in thousands)

Revenues                                          $33,316           $25,396
                                                   100.0%             100.0%
Cost of sales                                       78.7               77.0
Gross profit                                        21.3               23.0
Selling, general and administrative expenses        24.1               19.4
Restructuring charge                                 2.8                 --
Operating income (loss)                             (5.6)               3.6
Interest (income) expense, net                       0.3                 --
Income (loss) before income taxes                   (5.9)               3.6
Income tax expense                                   --                 1.5
Net income (loss)                                   (5.9)               2.1

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
1995

Revenues for the three months ended March 31, 1996 increased 31.2% to $33,316,372 from $25,396,090 for the three months ended March 31, 1995. During the three months ended March 31, 1996, $16,804,823 of revenues were from In-Plant Store(R) facilities and $16,511,549 were from branches (including sales and service locations). During the three months ended March 31, 1995, $11,126,084 of revenues were from In-Plant Store(R) facilities and $14,270,006 were from branches (including sales and service locations). Internal growth, primarily from implementation of new In-Plant Store(R) facilities, accounted for 66.2% of the increase. The balance of the increase came from the inclusion of the results of operations of ATSG for the three months ended March 31, 1996. One In-Plant Store(R) customer (with which the Company operates under four separate contracts) represented approximately 12.3% of revenues for the three months ended March 31, 1995 but less than 10.0% of revenues for the three months ended March 31, 1996. Another In-Plant Store(R) customer (with which the Company operates under four separate contracts) represented approximately 11.5% of revenues for the three months ended March 31, 1996.

Cost of sales as a percentage of revenues increased to 78.7% for the three months ended March 31, 1996 from 77.0% for the three months ended March 31, 1995. The increase resulted from the higher percentage of sales from In-Plant Store(R) facilities which have lower margins than the branches.

Selling, general and administrative expenses as a percentage of revenues increased to 24.1% for the three months ended March 31, 1996 from 19.4% for the three months ended March 31, 1995. The increase resulted primarily from expenses incurred by the Company in connection with its expansion of the In-Plant Store(R) program.

On March 18, 1996, the Company announced the merger of SafetyMaster and Lewis Supply. In connection with the merger, the Company recorded a restructuring charge aggregating $920,000 for employee termination benefits, asset write-offs and lease payments. The restructuring charge was equal to 2.8% of revenues for the three months ended March 31, 1996.

Interest expense, net increased by $94,177 to $89,069 for the three months ended March 31, 1996 from interest income, net of $5,108 for the three months ended March 31, 1995. The increase in interest expense, net resulted primarily from borrowings incurred to finance the working capital requirements of new In-Plant Store(R) facilities.

Income tax expense decreased by $368,000 to $0 for the three months ended March 31, 1996. An income tax benefit was not recorded for the three months ended March 31, 1996 because the Company does not believe that it is more likely than not that the benefit will be realized during the current year.

The net loss for the three months ended March 31, 1996 was $1,965,692 compared to net income of $539,687 for the three months ended March 31, 1995, primarily as a result of the items previously discussed.

Liquidity and Capital Resources

Effective as of December 31, 1995, the Company entered into a new revolving bank credit agreement providing for maximum outstanding borrowings of $20,000,000. These borrowings bear interest at the prime rate (8.25% as of March 31, 1996) and/or a Eurodollar rate, with a 1/4% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. At March 31, 1996, $2,710,000 was borrowed, at an interest rate of 8.25%, under the credit facility. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable, which were approximately $18,900,000 at March 31, 1996. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries.

The net cash provided by operating activities was $2,509,498 for the three months ended March 31, 1996 compared to $288,628 for the three months ended March 31, 1995. The increase resulted primarily from a decrease in accounts receivable and an increase in accounts payable and accrued expenses, which were partially offset by an increase in inventories and the change from net income to a net loss.

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

                                     PART II

Item 4.

                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 14, 1996, the Board of Directors (the "Board") of the Company furnished an Information Statement to stockholders of the Company pursuant to Rule 14c-2 under the Securities Exchange act of 1934 (the "Exchange Act"), in connection with an amendment (the "Amendment") to the Restated Certificate of Incorporation (the "Certificate of Incorporation") of the Company to provide for an increase in the number of authorized shares of the Company's common stock, par value $.10 per share (the "Common Stock"), from 25,000,000 shares to 50,000,000 shares. The Amendment was unanimously approved by the Board. As required by the Delaware General Corporation Law (the "DGCL"), the Amendment was approved by the holders of a majority of the outstanding shares of Common Stock by written consent in lieu of a meeting pursuant to Section 228(a) of the DGCL. The Amendment became effective upon the filing of a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware which, pursuant to Rule 14c-2 under the Exchange Act, did not take place until a date at least 20 days following the date on which the Information Statement was mailed to the stockholders of the Company. The Information Statement also served as notice to stockholders of an action taken by less than unanimous written consent as required by Section 228(d) of the DGCL. The Information Statement was mailed on or about March 14, 1996 to persons who were stockholders of record on February 28, 1996.


Item 5.

                           OTHER INFORMATION

On April 10, 1996, the Company announced that it had filed a registration statement with the Securities and Exchange Commission for an offering of 8,200,000 shares of Common Stock. Of the 8,200,000 shares being offered, 7,000,000 shares are being offered by the Company and 1,200,000 shares are being offered by certain selling stockholders.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission, but has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such State.

Item 6.
                          EXHIBITS AND REPORTS ON FORM 8-K

     (a)     3.1      Restated Certificate of Incorporation of the
                      Company as amended through November 9, 1990
                      (incorporated by reference to Exhibits 3.1 through 3.1(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

             3.2 Amendment to Certificate of Incorporation of the Company filed April 8, 1996 with the Secretary of State of Delaware.

             3.3 Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form 10-K for the third fiscal year ended December 31,
                      1995).

     (b)     None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STRATEGIC DISTRIBUTION, INC.


Date:    April  26, 1996            By:  /s/ Andrew M. Bursky
                                             Andrew M. Bursky,
                                             Chairman of the Board


Date:    April 26, 1996             By: /s/ Charles J. Martin
                                            Charles J. Martin,
                                            Vice President, Controller and
                                            Chief Accounting Officer