Form 10-Q
period 1996-06-30
STRATEGIC DISTRIBUTION INC
filed 1996-08-13
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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
          Yes  [x]      No  [ ]


Number of shares of Common Shares outstanding at August 8, 1996:  29,454,726.

                                TABLE OF CONTENTS

                         Part I - Financial Information
                         ------------------------------
                                                                     Page No.
Item 1                                                               --------
- ------
         Consolidated Financial Statements:

         -        Consolidated Balance Sheets -
                  June 30, 1996 (unaudited)
                  and December 31, 1995                                 1

         -        Consolidated Statements of Operations
                  (unaudited) - Three and Six Months
                  Ended June 30, 1996 and 1995                          2

         -        Consolidated Statements of Cash Flows
                  (unaudited) - Six Months Ended
                  June 30, 1996 and 1995                                3

         -        Notes to Consolidated Financial Statements
                  (unaudited)                                           4

Item 2
- ------
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            5

                           Part II - Other Information
                           ---------------------------
Item 4
- ------
         Submission of Matters to a Vote of Security Holders            9


Item 6
- ------
         Exhibits and Reports on Form 8-K                              10

Signatures                                                             11

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                           June 30,        December 31,
                                             1996              1995
                                       -------------      -------------
                                          (unaudited)

           Assets
           ------
Current assets:

    Cash and cash equivalents        $    49,732,294      $     640,360
    Accounts receivable, net              20,418,574         20,104,270
    Inventories                           19,667,347         15,422,066
    Prepaid expenses and
     other current assets                    736,684            588,188
    Deferred tax asset                     1,307,000          1,320,000
                                      ---------------     --------------
       Total current assets               91,861,899         38,074,884
Property and equipment, net                4,261,876          3,352,948
Excess of cost of over fair value
of net assets acquired, net                5,686,300          5,865,691
Other assets                                 715,797            757,121
                                      ---------------     --------------
       Total assets                   $  102,525,872      $  48,050,644
                                      ===============     ==============


      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:

    Accounts payable and accrued
     expenses                            $20,533,251        $14,317,750
    Current portion of long-term debt        140,780            158,553
    Reserve for restructuring charge         909,479                 --
                                      ---------------     --------------
      Total current liabilities           21,583,510         14,476,303
Long-term debt                             1,446,652          1,458,401
Note payable                                      --          4,445,000
Deferred tax liability                       267,000            280,000
                                      ---------------     --------------
      Total liabilities                   23,297,162         20,659,704
                                      ---------------     --------------
Stockholders' equity:
  Preferred stock, par value $.10
   per share. Authorized:
   500,000 shares; issued
   and outstanding:  none                         --                 --
  Common stock, par value $.10
   per share.  Authorized:
   50,000,000 shares; issued and
   outstanding: 29,426,766
   and 21,716,662 shares                   2,942,676          2,171,666
  Additional paid-in capital              88,555,941         33,861,694
  Accumulated deficit                    (12,219,907)        (8,592,420)
  Note receivable from sale of stock         (50,000)           (50,000)
                                      ---------------     --------------
      Total stockholders' equity          79,228,710         27,390,940
                                      ---------------     --------------
      Total liabilities and
       stockholders' equity             $102,525,872        $48,050,644
                                      ===============     ==============


         See accompanying notes to consolidated financial statements.


                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                    (unaudited)
                                      Three months ended June 30,               Six months ended June 30,
                                      ----------------------------              -------------------------
                                       1996                   1995              1996               1995
                                       ----                   ----              ----               ----
Revenues                              $   33,992,200       $   27,234,501     $   67,308,572        $   52,630,591
Cost of sales                             26,852,608           21,054,705         53,086,048            40,597,331
                                      ----------------      --------------     ----------------     ---------------
  Gross profit                             7,139,592            6,179,796         14,222,524            12,033,260
Selling, general and
administrative expenses                    9,005,706            5,449,118         17,045,261            10,400,003
Restructuring charge                              --                   --            920,000                    --
                                      ----------------      --------------     ----------------     --------------
Operating income (loss)                   (1,866,114)             730,678         (3,742,737)            1,633,257
Interest expense (income):
  Interest expense                            87,297               35,598            180,182                71,284
  Interest (income)                         (291,616)             (31,212)          (295,432)              (72,006)
                                      ----------------      --------------     ----------------     ----------------
    Interest (income) expense, net          (204,319)               4,386           (115,250)                 (722)
                                      ----------------      --------------     ----------------     ----------------
Income (loss) before income taxes         (1,661,795)             726,292         (3,627,487)            1,633,979
    Income taxes                                  --              345,000                 --               713,000
                                      ----------------      --------------     ----------------     ----------------
Net income (loss)                     $   (1,661,795)        $    381,292      $  (3,627,487)        $     920,979
                                      ================      ==============     ================     ================
Net income (loss) per common share    $        (0.07)        $       0.02      $       (0.16)        $        0.04
                                      ================      ==============     ================     ================
Average number of shares of
common stock outstanding                  25,056,757           21,690,748         23,398,791            21,676,068
                                      ================      ==============     ================     ================






         See accompanying notes to consolidated financial statements.

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                                  (unaudited)

                                                Six months ended June 30,
                                               ----------------------------
                                                1996                   1995
                                                ----                   ----
Cash flows from operating activities:

  Net income (loss)                        $  (3,627,487)     $      920,979
  Adjustments to reconcile
   net income (loss) to net cash
   used in operating activities:
  Depreciation and amortization                  748,816             509,468
  Restructuring charge                           920,000                  --
  Deferred taxes                                      --             565,300

  Changes in operating assets
   and liabilities:

      Accounts receivable                       (221,539)         (3,911,796)
      Inventories                             (4,245,281)             75,199
      Prepaid expenses and
       other current assets                     (266,829)           (396,105)
      Accounts payable and
       accrued expenses                        6,199,228           1,200,527
      Reserve for restructuring charge           (10,521)                 --
  Other, net                                     (25,150)              2,740
                                          ---------------      --------------
        Net cash used
         in operating activities                (528,763)         (1,033,688)
                                          ---------------      --------------
Cash flows from
investing activities:
  Acquisition of business                             --             248,576
  Additions of property and
   equipment                                  (1,334,038)           (380,804)
                                          ---------------      --------------
         Net cash used in
           investing activities               (1,334,038)           (132,228)
                                          ---------------      --------------
Cash flows from financing activities:

  Proceeds from sale of stock, net            55,429,257              44,393
  Repayment of note payable                   (4,445,000)                 --
  Repayment of long-term
   obligations                                   (29,522)           (317,669)
                                          ---------------      --------------
        Net cash provided by (used in)
         financing activities                 50,954,735            (273,276)
                                          ---------------      --------------
        Increase (decrease) in cash
         and cash equivalents                 49,091,934          (1,439,192)
Cash and cash equivalents,
at beginning of the period                       640,360           3,022,428
                                          ---------------      --------------
Cash and cash equivalents,
at end of the period                     $    49,732,294       $   1,583,236
                                          ===============      ==============
Supplemental cash flow information:

        Taxes paid                       $       204,099       $     124,456
        Interest paid                            186,695              64,903





        See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1996 and 1995 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. On May 23, 1996, the Company sold 7,630,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company were approximately $55,226,600.

3. Effective April 8, 1996, the Company increased the authorized Common Stock from 25,000,000 shares to 50,000,000 shares.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------
The Company provides proprietary industrial supply procurement solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of industrial supply services in July 1990. The Company conducts its operations primarily through three subsidiaries, Strategic Supply, Inc. (formerly SafetyMaster Corporation), Industrial Systems Associates, Inc. and American Technical Services Group, Inc. ("ATSG"). On
May 24, 1996 Strategic Supply, Inc. and Lewis Supply (Delaware), Inc. were merged (the "Merger"). Strategic Supply, Inc. was the surviving corporation in the Merger. ATSG was acquired by the Company on May 12, 1995. At June 30, 1996, the Company had 51 operational In-Plant Store(R) facilities, representing 29 In-Plant Store(R) customers, 24 full-service branches, and 13 sales and service offices.

                             Three Months Ended June 30,       Six Months Ended June 30,
                             ----------------------------      ------------------------
                                   1996         1995            1996          1995
                                   ----         ----            ----          ----
                                                (dollars in thousands)
Revenues                           $33,992       $27,235        $67,309       $52,631
                                    100.0%        100.0%         100.0%        100.0%
Cost of sales                        79.0          77.3           78.9          77.1
Gross profit                         21.0          22.7           21.1          22.9
Selling, general and
  administrative expenses            26.5          20.0           25.3          19.8
Restructuring charge                   --            --            1.4            --
Operating income (loss)              (5.5)          2.7           (5.6)          3.1
Interest (income) expense, net       ( .6)           --           ( .2)           --
Income (loss) before income taxes    (4.9)          2.7           (5.4)          3.1
Income tax expense                     --           1.3             --           1.4
Net income (loss)                    (4.9)          1.4           (5.4)          1.7


Three Months Ended June 30, 1996 Compared to Three Months
Ended June 30, 1995

Revenues for the three months ended June 30, 1996 increased 24.8% to $33,992,200 from $27,234,501 for the three months ended June 30, 1995.
During the three months ended June 30, 1996, $19,753,266 of revenues were from In-Plant Store(R) facilities and $14,238,934 were from branches (including sales and service locations). During the three months ended
June 30, 1995, $11,463,659 of revenues were from In-Plant Store(R) facilities and $15,770,842 were from branches (including sales and service locations). The increase in revenues from In-Plant Store(R) facilities came primarily from implementation of new facilities. The decrease in branch revenues resulted primarily from the loss of revenues from key customers and the effect of the Merger, which was partially offset by the inclusion of the results of ATSG. One In-Plant Store(R) customer (with which the Company operates under four separate contracts) represented approximately 11.3% of revenues for the three months ended June 30, 1996.

Cost of sales as a percentage of revenues increased to 79.0% for the three months ended June 30, 1996 from 77.3% for the three months ended June 30, 1995. The increase resulted from the higher percentage of sales from In-Plant Store(R) facilities which have lower margins than the branches.

Selling, general and administrative expenses as a percentage of revenues increased to 26.5% for the three months ended June 30, 1996 from 20.0% for the three months ended June 30, 1995. The increase resulted primarily from expenses incurred by the Company in connection with its expansion of the In-Plant Store(R) program. In addition, the Company incurred a $210,000 in charges related to branch closing for employee termination benefits, asset write-offs and lease payments and, approximately $200,000 of one-time expenses associated with the Merger.

Interest income, net increased by $208,705 to $204,319 for the three months ended June 30, 1996 from interest expense, net of $4,386 for the three months ended June 30, 1995. The increase in interest income, net resulted primarily from the sale of 7,630,000 shares of the Company's Common Stock on May 23, 1996 and the interest income earned on the remaining net proceeds.

Income tax expense decreased by $345,000 to $0 for the three months ended
June 30, 1996. An income tax benefit was not recorded for the three months ended June 30, 1996 because the Company does not believe that it is more likely than not that the benefit will be realized during the current year.

The net loss for the three months ended June 30, 1996 was $1,661,795 compared to net income of $381,292 for the three months ended June 30, 1995, primarily as a result of the items previously discussed.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Revenues for the six months ended June 30, 1996 increased 27.9% to $67,308,572 from $52,630,591 for the six months ended June 30, 1995. During the six months ended June 30, 1996, $36,558,088 of revenues were from In-Plant Store(R) facilities and $30,750,484 were from branches (including sales and service locations). During the six months ended June 30, 1995, $22,595,491 of revenues were from In-Plant Store(R) facilities and $30,035,100 were from branches (including sales and service locations). The increase in revenues from In-Plant Store(R) facilities came primarily from implementation of new facilities. The increase in branch revenues resulted primarily from the inclusion of the results of ATSG, which were offset by the loss of revenues from key customers and the effect of the Merger. One In-Plant Store(R) customer (with which the Company operates under four separate contracts) represented approximately
10.5% of revenues for the six months ended June 30, 1995 but less than 10.0% of revenues for the six months ended June 30, 1996. Another In-Plant
Store(R) customer (with which the Company operates under four separate contracts) represented approximately 11.4% of revenues for the six months ended June 30, 1996.

Cost of sales as a percentage of revenues increased to 78.9% for the six months ended June 30, 1996 from 77.1% for the six months ended June 30, 1995. The increase resulted from the higher percentage of sales from In-Plant Store(R) facilities which have lower margins than the branches.

Selling, general and administrative expenses as a percentage of revenues increased to 25.3% for the six months ended June 30, 1996 from 19.8% for the six months ended June 30, 1995. The increase resulted primarily from expenses incurred by the Company in connection with its expansion of the In-Plant Store(R) program. In addition, the Company incurred approximately $230,000 of one-time expenses associated with the Merger and, approximately $210,000 in charges related to branch closings for employee termination benefits, asset write-offs and lease payments.

In connection with the Merger and the branch closings, the Company recorded a restructuring charge aggregating $920,000 for employee termination benefits, asset write-offs and lease payments. The restructuring charge was equal to 1.4% of revenues for the six months ended June 30, 1996. The termination benefits were paid in July 1996, and the lease payments will be made in accordance with their original terms. The asset write-offs will be recorded in the third quarter of 1996.

Interest income, net increased by $114,528 to $115,250 for the six months ended June 30, 1996 from $722 for the six months ended June 30, 1995.
The increase in interest income, net resulted primarily from the sale of 7,630,000 shares of Common Stock on May 23, 1996 and the interest income earned on the remaining net proceeds.

Income tax expense decreased by $713,000 to $0 for the six months ended June 30, 1996. An income tax benefit was not recorded for the six months ended June 30, 1996 because the Company does not believe that it is more likely than not that the benefit will be realized during the current year.

The net loss for the six months ended June 30, 1996 was $3,627,487 compared to net income of $920,979 for the six months ended June 30, 1995, primarily as a result of the items previously discussed.

Liquidity and Capital Resources

Effective as of December 31, 1995, the Company entered into a new revolving bank credit agreement providing maximum outstanding borrowings of $20,000,000. These borrowings bear interest at the prime rate (8.25% as of June 30, 1996) and/or a Eurodollar rate, with a 1/4% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable which were approximately $19,667,000 at June 30, 1996. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. There were no borrowings outstanding under the credit facility as of June 30, 1996.

On May 23, 1996, the Company sold 7,630,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company were approximately $55,226,600. A portion of the net proceeds were used to repay the Company's bank indebtedness. The balance of the net proceeds is available for working capital, including the opening of In-Plant Store(R) facilities, for general corporate purposes and for the possible acquisition of companies engaged in the business of providing industrial supply services.

The net cash used in operating activities was $528,763 for the six months ended June 30, 1996 compared to $1,033,688 for the six months ended
June 30, 1995. The decrease resulted primarily from a decrease in accounts receivable, and an increase in accounts payable and accrued expenses, which were partially offset by an increase in inventories and the change from net income to a net loss.

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

                                 PART II
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1996 Annual Meeting of Stockholders (the "1996 Annual Meeting") was held on May 24, 1996. At the 1996 Annual Meeting, William R. Berkley, Andrew M. Bursky, Arnold W. Donald, Catherine B. James, George E. Krauter, Joshua A. Polan, Mitchell I. Quain and Theodore R. Rieple were elected to the Company's Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualify. At the 1996 Annual Meeting, 15,369,002 shares were voted for Messrs. Berkley, Bursky, Polan and Quain, 15,368,884 shares were voted for Mr. Donald, 15,368,899 shares were voted for Ms. James and 15,338,102 shares were voted for Messrs. Krauter and Rieple. 27,137 shares were voted to withhold authority from Messrs. Berkley, Bursky, Polan and Quain, 27,240 were voted to withhold authority form Ms. James, 27,255 shares were voted to withhold authority from Mr. Donald, and 58,307 shares were voted to withhold authority from Messrs. Krauter and Rieple.

At the 1996 Annual Meeting, holders of Common Stock were asked to (i) amend the Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") (a) to include provisions relating to the advance payment by the Company of expenses incurred by a director, officer, employee or agent of the Company in defending an action, suit or proceeding and (b) to provide that no subsequent amendment or repeal of the Certificate of Incorporation shall eliminate or reduce the right of any such director, officer, employee or agent to indemnification in respect of any matter occurring before such amendment or repeal ("Proposal II"); (ii) amend the Company's 1990 Incentive Stock Option Plan to make non-employee consultants and advisers to the Company eligible to receive grants of options ("Proposal III"); (iii) approve the Company's Executive Compensation Plan ("Proposal IV"); (iv) approve the Company's 1996 Non-Employee Director Stock Plan ("Proposal V"); and (v) ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1996 ("Proposal VI").

The following table sets forth the shares of Common Stock voted for, against, and abstaining with respect to each Proposal.

Proposal            For              Against             Abstaining
- --------            ---              -------             ----------
Proposal II       15,095,941          94,211                  7,848
Proposal III      14,419,314         833,308                 12,089
Proposal IV       14,691,742         586,933                 13,712
Proposal V        15,158,794         143,009                 14,246
Proposal VI       15,382,716           6,392                  7,031

In addition, there were 198,139 broker non-votes with respect to Proposal II, 131,428 broker non-votes with respect to Proposal III, 103,752 broker non-votes with respect to Proposal IV and 80,090 broker non-votes with respect to Proposal V.

Item 6.            EXHIBITS AND REPORTS ON FROM 8-K

(a)    3.1    Amendment to Certificate of Incorporation of the Company filed
              June 21, 1996 with the Secretary of State of Delaware.

       3.2 Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of Delaware.

       3.3 Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(b)    None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STRATEGIC DISTRIBUTION, INC.


Date:    August 13, 1996             By:  /s/ Andrew M. Bursky
         ---------------                  --------------------
                                             Andrew M. Bursky,
                                             Chairman of the Board


Date:    August 13, 1996             By: /s/ Charles J. Martin
         ---------------                 ---------------------
                                            Charles J. Martin,
                                            Vice President, Controller and
                                            Chief Accounting Officer