Form 10-Q
period 1996-09-30
STRATEGIC DISTRIBUTION INC
filed 1996-11-12
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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
          Yes  [x]      No  [ ]


Number of shares of Common Shares outstanding at November 7, 1996:  29,471,656.

                                TABLE OF CONTENTS

                         Part I - Financial Information
                         ------------------------------
                                                                     Page No.
Item 1                                                               --------
------
         Consolidated Financial Statements:

         -        Consolidated Balance Sheets -
                  September 30, 1996 (unaudited)
                  and December 31, 1995                                 1

         -        Consolidated Statements of Operations
                  (unaudited) - Three and Nine Months
                  Ended September 30, 1996 and 1995                     2

         -        Consolidated Statements of Cash Flows
                  (unaudited) - Nine Months Ended
                  September 30, 1996 and 1995                           3

         -        Notes to Consolidated Financial Statements
                  (unaudited)                                           4

Item 2
------
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            5

                           Part II - Other Information
                           ---------------------------
Item 6
------
         Exhibits and Reports on Form 8-K                               9

Signatures                                                             10

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                       September 30,        December 31,
                                           1996                1995
                                       -------------      -------------
                                          (unaudited)

           Assets
           ------
Current assets:

    Cash and cash equivalents        $    44,768,918      $     640,360
    Accounts receivable, net              22,994,917         20,104,270
    Inventories                           21,810,951         15,422,066
    Prepaid expenses and
     other current assets                    759,032            588,188
    Deferred tax asset                     1,307,000          1,320,000
                                      ---------------     --------------
       Total current assets               91,640,818         38,074,884
Property and equipment, net                4,131,855          3,352,948
Excess of cost of over fair value
  of net assets acquired, net              5,658,369          5,865,691
Other assets                                 587,773            757,121
                                      ---------------     --------------
       Total assets                   $  102,018,815      $  48,050,644
                                      ===============     ==============


      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:

    Accounts payable and accrued
      expenses                           $22,229,858        $14,317,750
    Current portion of long-term debt        122,859            158,553
                                      ---------------     --------------
      Total current liabilities           22,352,717         14,476,303
Long-term debt                             1,349,443          1,458,401
Note payable                                      --          4,445,000
Deferred tax liability                       267,000            280,000
                                      ---------------     --------------
      Total liabilities                   23,969,160         20,659,704
                                      ---------------     --------------
Stockholders' equity:
  Preferred stock, par value $.10
    per share. Authorized:
    500,000 shares; issued
    and outstanding:  none                        --                 --
  Common stock, par value $.10
    per share.  Authorized:
    50,000,000 shares; issued and
    outstanding: 29,456,221
    and 21,716,662 shares                  2,945,622          2,171,666
  Additional paid-in capital              88,694,123         33,861,694
  Accumulated deficit                    (13,540,090)        (8,592,420)
  Note receivable from sale of stock         (50,000)           (50,000)
                                      ---------------     --------------
      Total stockholders' equity          78,049,655         27,390,940
                                      ---------------     --------------
      Total liabilities and
       stockholders' equity             $102,018,815        $48,050,644
                                      ===============     ==============


         See accompanying notes to consolidated financial statements.


                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                    (unaudited)
                                      Three months ended September 30,           Nine months ended September 30,
                                      -------------------------------            ------------------------------
                                       1996                   1995              1996               1995
                                       ----                   ----              ----               ----
Revenues                              $   39,626,049       $   31,926,589     $  106,934,621        $   84,557,180
Cost of sales                             31,552,204           25,401,817         84,638,252            65,999,148
                                      ----------------      --------------     ----------------     ---------------
  Gross profit                             8,073,845            6,524,772         22,296,369            18,558,032
Selling, general and
administrative expenses                    9,989,103            5,932,535         27,034,364            16,332,328
Restructuring charge                              --                   --            920,000                    --
                                      ----------------      --------------     ----------------     --------------
Operating income (loss)                   (1,915,258)             592,237         (5,657,995)            2,225,704
Interest expense (income):
  Interest expense                            29,046               44,948            209,228               116,232
  Interest (income)                         (624,121)              (6,892)          (919,553)              (78,898)
                                      ----------------      --------------     ----------------     ----------------
    Interest (income) expense, net          (595,075)              38,056           (710,325)               37,334
                                      ----------------      --------------     ----------------     ----------------
Income (loss) before income taxes         (1,320,183)             554,181         (4,947,670)            2,188,370
    Income taxes                                  --              237,000                 --               950,000
                                      ----------------      --------------     ----------------     ----------------
Net income (loss)                     $   (1,320,183)        $    317,181      $  (4,947,670)        $   1,238,370
                                      ================      ==============     ================     ================
Net income (loss) per common share    $        (0.04)        $       0.01      $       (0.19)        $        0.06
                                      ================      ==============     ================     ================
Average number of shares of
  common stock outstanding                29,452,125           21,696,633         25,431,293            21,682,999
                                      ================      ==============     ================     ================






         See accompanying notes to consolidated financial statements.

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                                  (unaudited)

                                             Nine months ended September 30,
                                             -------------------------------
                                                1996                   1995
                                                ----                   ----
Cash flows from operating activities:

  Net income (loss)                        $  (4,947,670)     $    1,238,370
  Adjustments to reconcile
   net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization               1,133,045             847,843
   Restructuring charge                          920,000                  --
   Deferred taxes                                     --             753,850

  Changes in operating assets
   and liabilities:

      Accounts receivable                     (2,797,882)         (8,676,683)
      Inventories                             (6,388,885)           (911,850)
      Prepaid expenses and
       other current assets                     (333,186)           (586,205)
      Accounts payable and
       accrued expenses                        7,394,716           5,222,074
  Other, net                                      65,845              (9,101)
                                          ---------------      --------------
        Net cash used
         in operating activities              (4,954,017)         (2,121,702)
                                          ---------------      --------------
Cash flows from
investing activities:
  Acquisition of business                             --              73,576
  Additions of property and
   equipment                                  (1,898,157)           (651,016)
                                          ---------------      --------------
         Net cash used in
           investing activities               (1,898,157)           (577,440)
                                          ---------------      --------------
Cash flows from financing activities:

  Proceeds from sale of stock, net            55,570,384              52,016
  Repayment of note payable                   (4,445,000)            825,000
  Repayment of long-term
   obligations                                  (144,652)           (441,305)
                                          ---------------      --------------
        Net cash provided by
         financing activities                 50,980,732             435,711
                                          ---------------      --------------
        Increase (decrease) in cash
         and cash equivalents                 44,128,558          (2,263,431)
Cash and cash equivalents,
  at beginning of the period                     640,360           3,022,428
                                          ---------------      --------------
Cash and cash equivalents,
  at end of the period                   $    44,768,918       $     758,997
                                          ===============      ==============
Supplemental cash flow information:

        Taxes paid                       $        42,247       $     147,136
        Interest paid                            214,593              95,358





        See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1996 and 1995 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

3. Effective April 8, 1996, the Company increased the authorized Common Stock from 25,000,000 shares to 50,000,000 shares.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
The Company provides proprietary industrial supply procurement solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of industrial supply services in July 1990. The Company conducts its operations primarily through three subsidiaries, Strategic Supply, Inc. (formerly SafetyMaster Corporation), Industrial Systems Associates, Inc. and American Technical Services Group, Inc. ("ATSG"). On
May 24, 1996 Strategic Supply, Inc. and Lewis Supply (Delaware), Inc. were merged (the "Merger"). Strategic Supply, Inc. was the surviving corporation in the Merger. ATSG was acquired by the Company on May 12, 1995. At September 30, 1996, the Company had 61 operational In-Plant Store(R) facilities, representing 32 In-Plant Store(R) customers, 24 full-service branches, and 13 sales and service offices.

The Company has announced its intention to sell Strategic Supply, Inc. and ATSG. At present, the Company has held preliminary discussions with several interested parties regarding the sale of these subsidiaries, but there is no guarantee that any sale will be consummated. For the nine months ended September 30, 1996, Strategic Supply, Inc. and ATSG generated a combined pretax loss of approximately $3.2 million.



                                Three Months Ended                  Nine Months Ended
                                  September 30,                        September 30,
                            ------------------------           ------------------------
                                     1996         1995             1996          1995
                                      ----         ----            ----          ----
                                                (dollars in thousands)
Revenues                           $39,626       $31,927       $106,935       $85,557
                                    100.0%        100.0%         100.0%        100.0%
Cost of sales                        79.6          79.6           79.1          78.1
Gross profit                         20.4          20.4           20.9          21.9
Selling, general and
  administrative expenses            25.2          18.6           25.3          19.3
Restructuring charge                   --            --             .9            --
Operating income (loss)              (4.8)          1.8           (5.3)          2.6
Interest (income) expense, net       (1.5)           .1           ( .7)           --
Income (loss) before income taxes    (3.3)          1.7           (4.6)          2.6
Income tax expense                     --            .7             --           1.1
Net income (loss)                    (3.3)          1.0           (4.6)          1.5


Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995

Revenues for the three months ended September 30, 1996 increased 24.1% to $39,626,049 from $31,926,589 for the three months ended Septemeber 30, 1995. During the three months ended September 30, 1996, $25,699,580 of revenues were from In-Plant Store(R) facilities and $13,926,469 were from branches
(including sales and service locations). During the three months ended September 30, 1995, $14,858,135 of revenues were from In-Plant Store(R) facilities and $17,068,454 were from branches (including sales and service locations).The increase in revenues from In-Plant Store(R) facilities came primarily from implementation of new facilities. The decrease in branch revenues resulted primarily from the loss of revenues from key customers and the effect of the Merger. One In-Plant Store (R) customer (with which the Company operates under four separate contracts) represented approximately 10.8% of the revenues for the three months ended September 30, 1995, but less than 10% for the three months ended September 30, 1996. Another In-Plant Store(R) customer (with which the Company operates under six separate contracts) represented approximately 16.0% of revenues for the three months ended September 30, 1996.

Cost of sales as a percentage of revenues remained the same for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

Selling, general and administrative expenses as a percentage of revenues increased to 25.2% for the three months ended September 30, 1996 from 18.6% for the three months ended September 30, 1995. The increase resulted primarily from expenses incurred by the Company in connection with its expansion of the In-Plant Store(R) program. In addition, the Company incurred approximately $55,000 of one-time expenses associated with the Merger.

Interest income, net increased by $633,131 to $595,075 for the three months ended September 30, 1996 from interest expense, net of $38,056 for the three months ended September 30, 1995. The increase in interest income, net resulted primarily from the sale of 7,630,000 shares of the Company's Common Stock on May 23,1996 and the interest income earned on the remaining net proceeds.

Income tax expense decreased by $237,000 to $0 for the three months ended September 30, 1996. An income tax benefit was not recorded for the three months ended Septemeber 30, 1996 because the Company does not believe that it is more likely than not that the benefit will be realized during the current year.

The net loss for the three months ended September 30, 1996 was $1,320,183 compared to net income of $317,181 for the three months ended September 30, 1995, primarily as a result of the items previously discussed.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues for the nine months ended September 30, 1996 increased 26.5% to $106,934,621 from $84,557,180 for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, $61,725,713 of revenues were from In-Plant Store(R) facilities and $45,208,908 were from branches (including sales and service locations). During the nine months ended September 30, 1995, $37,153,554 of revenues were from In-Plant Store(R) facilities and $47,403,626 were from branches (including sales and service locations). The increase in revenues from In-Plant Store(R) facilities came primarily from implementation of new facilities. The decrease in branch revenues resulted primarily from the loss of revenues from key customers and the effect of the Merger, which was partially offset by the inclusion of the results of ATSG. One In-Plant Store(R) customer (with which the Company operates under six separate contracts) represented approximately 10.6% of revenues for the nine months ended September 30, 1995 but less than 10.0% of revenues for the nine months ended September 30, 1996. Another In-Plant Store(R) customer (with which the Company operates under six separate contracts) represented approximately 13.8% of revenues for the nine months ended September 30, 1996.

Cost of sales as a percentage of revenues increased to 79.1% for the nine months ended September 30, 1996 from 78.1% for the nine months ended September 30, 1995. The increase resulted from the higher percentage of sales from In-Plant Store(R) facilities which have lower margins than the branches.

Selling, general and administrative expenses as a percentage of revenues increased to 25.3% for the nine months ended September 30, 1996 from 19.3% for the nine months ended September 30, 1995. The increase resulted primarily from expenses incurred by the Company in connection with its expansion of the In-Plant Store(R) program. In addition, the Company incurred approximately $285,000 of one-time expenses associated with the Merger and, approximately $210,000 in charges related to branch closings for employee termination benefits, asset write-offs and lease payments.

In connection with the Merger and the branch closings, the Company recorded a restructuring charge aggregating $920,000 for employee termination benefits, asset write-offs and lease payments. The restructuring charge was equal to .9% of revenues for the nine months ended September 30, 1996. The termination benefits were paid in July 1996, and the lease payments will be made in accordance with their original terms. The asset write-offs were recorded in the third quarter of 1996.

Interest income, net increased by $747,659 to $710,325 for the nine months ended September 30, 1996 from interest expense, net of $37,334 for the nine months ended September 30, 1995. The increase in interest income, net resulted primarily from the sale of 7,630,000 shares of Common Stock on May 23, 1996 and the interest income earned on the remaining net proceeds.

Income tax expense decreased by $950,000 to $0 for the nine months ended September 30, 1996. An income tax benefit was not recorded for the nine months ended September 30, 1996 because the Company does not believe that it is more likely than not that the benefit will be realized during the current year.

The net loss for the nine months ended September 30, 1996 was $4,947,670 compared to net income of $1,238,370 for the nine months ended September 30, 1995, primarily as a result of the items previously discussed.

Liquidity and Capital Resources

Effective as of December 31, 1995, the Company entered into a new revolving bank credit agreement providing maximum outstanding borrowings of $20,000,000. The credit agreement was amended on September 9, 1996 to reduce the permitted maximum outstanding borrowings to $5,000,000. Any borrowings bear interest at the prime rate (8.25% as of September 30, 1996) and/or a Eurodollar rate, with a 1/4% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable which were approximately $22,995,000 at September 30, 1996. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. There were no borrowings outstanding under the credit facility as of September 30, 1996.

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

The net cash used in operating activities was $4,954,017 for the nine months ended September 30, 1996 compared to $2,121,702 for the nine months ended September 30, 1995. The increase resulted primarily from an increase in inventories and the change from net income to a net loss which were partially offset by a smaller increase in accounts receivable and an increase in accounts payable and accrued expenses.

The Company believes that cash on hand, cash generated from operations and cash from the Company's bank credit facility will generate sufficient funds to permit the Company to meet its liquidity needs for the foreseeable future, including the costs to be incurred by the Company in connection with the anticipated expansion of the In-Plant Store(R) program.

The Company has stated its intention to seek further acquisition opportunities. If the Company is able to identify satisfactory acquisitions, the source of funds for such acquisitions is anticipated to be cash on hand, internally generated cash and cash from future borrowings or sales of equity securities, although there is no guarantee that the Company would be successful in raising funds from such sources.

                                 PART II

Item 6.            EXHIBITS AND REPORTS ON FROM 8-K

(a).   3.1    Second Restated Certificate of Incorporation of the Company filed
              June 21, 1996 with the Secretary of State of Delaware
              (incorporated by reference to Exhibit 3.2 of the Company's
              Quarterly Report on Form 10-Q for the fiscal quarter ended June
              30, 1996).

       3.3 Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

       10.1 Credit Agreement, dated as of December 31, 1995, between Bank of America Illinois and the Companyd (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

       10.2 First Amendment to Credit Agreement, dated as of May 28, 1996, amending the Credit Agreement described in Exhibit 10.1.

       10.3 Second Amendment to Credit Agreement and Promissory Note, dated as of September 9, 1996, amending the Credit Agreement described in Exhibit 10.1.

(b).   None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STRATEGIC DISTRIBUTION, INC.


Date:    November 11, 1996             By:  /s/ Andrew M. Bursky
         -----------------                  --------------------
                                             Andrew M. Bursky,
                                             Chairman of the Board


Date:    November 11, 1996             By: /s/ Charles J. Martin
         -----------------                 ---------------------
                                            Charles J. Martin,
                                            Vice President, Controller and
                                            Chief Accounting Officer

                             EXHIBIT INDEX

                                                                Page No.
                                                              in Manually
                                                              Signed Copy
                                                              ------------

3.1   Second Restated Certificate of Incorporation of the
      Company filed June 21, 1996 with the Secretary of
      State of Delaware (incoporated by reference to
      Exhibit 3.2 of the Company's Quarterly Report on
      Form 10-Q for the fiscal quarter ended June 30, 1996).        --

3.3   Amended and Restated Bylaws of the Company, as amended
      (incorporated by reference to Exhibits 3.2 and 3.2(a)
      of the Company's Annual Report on Form 10-K for the
      fiscal year ended December 31, 1995).                         --

10.1  Credit Agreement, dated as of December 31, 1995,
      between Bank of America Illinois and the Company
      (incorporated by reference to Exhibit 10.6 of
      the Company's Annual Report on Form 10-K for the
      fiscal year ended December 31, 1995).                         --

10.2  First Amendment to Credit Agreement, dated as of
      May 28, 1996, amending the Credit Agreement
      described in Exhibit 10.1.                                    14

10.3  Second Agreement to Credit Agreement, dated as of
      September 9, 1996, amending the Credit Agreement
      described in Exhibit 10.1.                                    17