Form 10-K
period 1996-12-31
STRATEGIC DISTRIBUTION INC
filed 1997-03-26
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                  For the fiscal year ended December 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
            For the transition period from  _________ to _________

Commission file Number  0-5228
                        ------

                         Strategic Distribution, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                 22-1849240
--------------------------------        -------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

                  1615 Bustleton Pike, Feasterville, PA    19053
-----------------------------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (203) 629-3080
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
    Title of each class                   which registered

          None                                   None
--------------------------           -----------------------------

     Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, Par Value $.10 Per Share
                 ---------------------------------------
                             (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X                   NO
                          ---                      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on March 17, 1997 was approximately $80,096,862, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

    As of March 17, 1997, the Registrant had outstanding 30,210,924 shares of Common Stock, which is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.


                  DOCUMENTS INCORPORATED BY REFERENCE


    The Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated by reference in Part III of this Annual Report on Form 10-K.

                                PART I
ITEM 1. BUSINESS

        (a) GENERAL DEVELOPMENT OF BUSINESS.

    Strategic Distribution, Inc. (the "Company") is a Delaware corporation which was organized in 1968. The Company began its industrial distribution business on July 9, 1990, with the acquisition of substantially all of the assets and the assumption of certain liabilities of the Safety Distribution Division and the Coulson Technical Services Division (together, the "Safety Divisions") of Master Protection Corporation. The Safety Divisions distribute a variety of safety products to industrial and commercial customers in the western United States. The Company contributed the Safety Divisions to its SafetyMaster Corporation ("SafetyMaster") subsidiary which, in turn, contributed the Coulson Technical Services Division to its Coulson Technologies, Inc. ("Coulson Technologies") subsidiary. SafetyMaster and Coulson Technologies were formed as Delaware corporations in June 1990. SafetyMaster became a subsidiary of the Company on July 2, 1990 and Coulson Technologies became a subsidiary of SafetyMaster on the same date.

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

    On January 4, 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA is a provider of In-Plant Store-Registered Trademark-programs for the distribution and sale of industrial supplies to large industrial customers in the United States.

    On June 16, 1994, Lewis Supply acquired certain assets of the Industrial Supplies Division of Lufkin Industries, Inc. (the "Lufkin Division").

    On May 12, 1995, the Company acquired all of the outstanding common stock of American Technical Services Group, Inc. ("ATSG"). ATSG is one of the largest independent suppliers of instrumentation services in the United States.

     SafetyMaster and Lewis were merged on May 24, 1996, with SafetyMaster the surviving corporation (the "Merger"). SafetyMaster changed its name to Strategic Supply, Inc. ("SSI") on May 24, 1996.

     On January 28, 1997, the Company acquired INTERMAT International Materials Management Engineers, Inc., a Texas corporation ("Old INTERMAT"). In order to accomplish the acquisition, Old INTERMAT was merged into the Company's newly formed INTERMAT Acquisition Corp. subsidiary ("New INTERMAT"). New INTERMAT was formed as a Delaware corporation on January 23, 1997, and became a subsidiary of the Company on January 28, 1997. On February 6, 1997, New INTERMAT changed its name to INTERMAT International Materials Management, Inc. ("INTERMAT-Registered Trademark"). INTERMAT provides cataloging services and develops and supplies software for MRO inventory cataloging.

        (b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

              Not applicable.

        (c)   NARRATIVE DESCRIPTION OF BUSINESS.

     The Company recently announced its intention to sell its SSI and ATSG subsidiaries in order to focus more directly on the development of the Company's In-Plant-Store business. See "Discontinued Operations." In line with this strategy, the Company recently acquired INTERMAT which has developed proprietary MRO inventory cataloging services. The Company believes that INTERMAT's services provide an excellent complement to the Company's In-Plant-Store program.

     The In-Plant Store program permits industrial sites to outsource all aspects of their MRO procurement, storage and internal distribution; the Company takes responsibility for purchasing, receiving, stocking, issuing and delivering MRO supplies at the industrial site. INTERMAT's proprietary software helps industrial customers create standardized descriptions of their MRO inventory, permitting customers to eliminate redundancies, identify obsolescence, better access MRO items, and locate alternative sourcing for MRO items. The Company believes that its In-Plant-Store customers are likely to recognize, and be excellent prospects for, the MRO cataloging tools and services provided by INTERMAT. Similarly, the Company believes that INTERMAT's customers are likely to recognize, and be excellent prospects for, the MRO outsourcing services provided by the In-Plant-Store program.

IN-PLANT STORE-Registered Trademark- PROGRAM

     The Company provides proprietary industrial supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store program.
The Company sells a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as industrial supplies. Industrial supplies are frequently low price but critical items which historically have been characterized by high procurement costs due to inherent inefficiencies in traditional industrial supply distribution methods. The Company's In-Plant Store program, in which large industrial sites outsource the procurement and handling of industrial supplies to the Company, substantially mitigates these inefficiencies by reducing both the process and product costs associated with industrial supply procurement and handling. The Company's In-Plant Store program also helps customers achieve operational improvements, such as reduced plant down-time resulting from unavailable parts and manufacturing process improvements due to better tracking of critical parts. The Company believes that its In-Plant Store program is superior to both traditional and other alternative methods of industrial supply distribution in that the In-Plant Store program allows customers to get out of the industrial supply distribution and handling business and concentrate on their core businesses.

     The Company believes that increased recognition of the inefficiencies associated with the traditional industrial supply distribution process has rapidly increased the demand for the Company's In-Plant Store program in recent years. From January 1, 1996 to December 31, 1996, the number of In-Plant Store sites operated by the Company increased from 31 to 72.

     The In-Plant Store program is a comprehensive outsourcing service through which the Company manages all aspects of industrial supply procurement and handling at a customer's industrial site. Prior to the implementation of an In-Plant Store, the industrial site would typically obtain industrial supplies from as many as 500 traditional industrial distributors. Through the In-Plant Store program, the Company becomes responsible for servicing all of its customer's industrial supply needs by establishing a dedicated, fully integrated store within the customer's plant. The customer, in turn, generally purchases all of its industrial supplies from the In-Plant Store. The Company staffs the In-Plant Store with its own trained industrial procurement professionals, installs proprietary software designed specifically for industrial procurement and identifies appropriate inventory levels based on the supply needs of each site.


                                   3
\

Upon implementation, the In-Plant Store purchases, receives, inventories and issues industrial supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional industrial supply. In addition, with the In-Plant Store program the customer generally consumes industrial supplies before paying for them, as opposed to traditional industrial supply that often requires the customer to invest in substantial industrial supply inventory.

CATALOGING SERVICES

     INTERMAT-Registered Trademark- provides cataloging services and develops and supplies software for MRO inventory cataloging. INTERMAT's customers are located primarily in the United States and in the Middle East, including Abu Dhabi, Saudi Arabia and the United Arab Emirates.

STANDARD MODIFIER DICTIONARY-Registered Trademark-

INTERMAT's Standard Modifier Dictionary is an electronic dictionary with over 2,000 formats for building standardized descriptions of MRO items. INTERMAT has used these formats to describe over 1.5 million separate MRO items for its customers, enabling customers to describe and maintain their MRO inventories in an organized and consistent fashion. INTERMAT's customers have typically found that this systemization process turns up significant redundancies in their MRO inventory. For example, the same MRO item may be used in several different departments at a manufacturing site; each department describes the part differently and, therefore, the different departments do not realize that they are using the same part. Once all MRO parts are systematically described and redundancies are identified, the customer is able to consolidate and reduce inventories, thereby reducing its capital investment. The customer can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases.

INTERMAT has developed other proprietary software which will scan a customer's existing MRO database and automatically convert as many items as possible to the Standard Modifier Dictionary formats. This automatic conversion process can save customers substantial time and resources by reducing the number of items that need to be manually converted to Standard Modifier Dictionary formats.

DEFINITY-TM- MATERIALS CATALOGING SOFTWARE

INTERMAT's DEFINITY software enables customers to manipulate the Standard Modifier Dictionary formats to create a customized MRO catalog. Initially, INTERMAT helps its new customers create a catalog of MRO items using the Standard Modifier Dictionary formats, as well as item descriptions already developed for and included in the Standard Modifier Dictionary. As MRO items are added or deleted from a customer's inventory, the customer is able to add or delete items from its MRO catalog. DEFINITY has many powerful cataloging features, including search tools, list making capabilities, standard and custom reporting features, mainframe interfacing and network capabilities.

BENEFITS OF INTERMAT-Registered Trademark- SERVICES

The initial and immediate benefit of INTERMAT's cataloging services is the identification and elimination of redundant and obsolete inventory. In addition, over time, customers are able to achieve significant value by (i) more quickly and easily identifying and locating MRO items needed by different departments at an industrial site, or by different industrial sites operated by the same company, and (ii) helping customers locate alternative sources for different MRO items. Once all MRO items are described using Standard Modifier Dictionary formats, a customer may realize that different departments have been purchasing equivalent parts from different suppliers at different costs. This realization enables the customer to choose the best source and the best price. In addition, Standard Modifier Dictionary formats enable the customer to more easily locate new sources for a given product, since Standard Modifier Dictionary formats give purchasing personnel the information they need to obtain price quotes from new suppliers.

CUSTOMERS

     At December 31, 1996, the Company operated 72 In-Plant Store facilities for 35 individual customers. INTERMAT provides its cataloging services to a wide variety of customers in the United States and abroad. For the year ended December 31, 1996, Westinghouse Electric Corporation (with which the Company operates under six separate contracts) represented approximately 23% of the Company's revenues.

PRODUCTS

     The Company, through the In-Plant Store program, provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:

-   Abrasives                            -    Hoses, pipe fittings and valves
-   Adhesives                            -    HVAC and plumbing equipment
-   Coatings, lubricants and             -    Janitorial supplies
    compounds                            -    Material handling products
-   Cutting, hand, pneumatic and         -    Measuring instruments
    power tools                          -    Power transmission equipment
-   Electrical supplies                  -    Respiratory products
    Fasteners                            -    Replacement parts
-   Fire protection equipment and        -    Safety products
    clothing                             -    Welding materials

     Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 1996.

SUPPLIERS

     The Company purchases products for its In-Plant Store program from numerous manufacturers and specialty distributors. The Company has distribution agreements with numerous manufacturers and suppliers, all of which can be canceled by the respective manufacturers and suppliers upon notice of one year or less. Because no manufacturer or supplier provides products that account for as much as 10% of the Company's revenues and because the Company believes that it could quickly find alternative sources of supply if any distribution contract were canceled, the Company does not believe that the loss of any one distribution contract, or any small group of distribution contracts, would have a material adverse impact on the Company's business.

COMPETITION

     The Company's business is highly competitive. The Company competes with a wide variety of traditional industrial supply distributors. Most of such distributors are small enterprises selling to customers in a limited geographic area. The Company also competes with several integrated supply consortiums, direct mail suppliers and large warehouse stores, some of which have significantly greater financial resources than the Company. The primary areas of competition include price, breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service and repair capability. The Company believes that its ability to compete effectively is dependent upon its ability to deliver value-added procurement solutions to its customers through its In-Plant Store program, to respond to the needs of its customers through quality service and to be price-competitive. The Company believes that other companies may develop and implement programs which offer services similar to, and which compete with, the Company's In-Plant Store program.

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

     The Company's cataloging services are built upon proprietary computer software developed by INTERMAT. The Company is aware of a few companies that have developed competing software, and it is possible that one or more larger software companies will create competing software at some point in the future.

GOVERNMENT REGULATION

     In recent years, governmental and regulatory bodies have promulgated numerous standards and regulations designed, among other things, to assure the quality of certain classes of MRO items, to protect workers' well-being and to make the work place safer. The Company reviews regulations governing its customers in order to be able to distribute products that meet its customers' needs, and some of the Company's past growth has been as a result of its customers' compliance with this increasing level of regulation. The Company cannot predict the level or direction of future regulation, but believes these trends will continue to contribute to the Company's growth.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 630 employees, of whom approximately 110 were employed in selling and administrative capacities and approximately 520 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

INSURANCE

     The Company maintains liability and other insurance that it believes to be customary and generally consistent with industry practice. The Company is also named as an additional insured under the products liability policies of many of its suppliers and manufacturers and, with respect to In-Plant Store facilities, many of its customers. The Company believes that such insurance is adequate to cover potential claims relating to its existing business activities.

DISCONTINUED OPERATIONS

     On November 11, 1996, the Company announced its intention to sell its SSI and ATSG subsidiaries in order to focus more directly on the development of the Company's In-Plant Store business. The Company believes it will be possible to consummate the sale of these two companies by June 30, 1997; there can be no guarantee, however, that the sales will be consummated by June 30, 1997. The results of operations of SSI and ATSG have, therefore, been presented in the Company's consolidated financial statements for the three years ended December 31, 1996 to conform with discontinued operations treatment ("Discontinued Operations"). See Item 8, "Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements," Footnote No. 10.

     SSI provides industrial distribution services to over 19,000 customers through a network of 21 branches and a number of sales and service offices located throughout the western United States. This network is able to deliver traditional distribution services, as well as a number of proprietary services including the Value Managed

Supply-SM- program. SSI has located most branches in smaller cities which are less well supplied by traditional industrial distributors and where competition is more moderate than in larger industrial cities.

     ATSG is one of the largest independent suppliers of instrumentation services in the United States. These services, as well as process control services, are provided through a network of five sales offices located across the United States.

ITEM 2.  PROPERTIES.

     The Company leases its corporate headquarters located in Feasterville, Pennsylvania, as well as several small warehouses located at In-Plant Store sites. The Company does not own or lease the space for its other In-Plant Store facilities. The Company has the right to renew some of these leases. The Company believes that the properties which are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew the lease on any of these facilities, it could find other suitable facilities with no adverse effect on the Company's business.

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

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Common Stock is quoted on the Nasdaq National Market under the symbol "STRD". As of March 17, 1997, there were approximately 1,500 holders of record of the Common Stock.


    QUARTER ENDED                 HIGH SALES PRICE   LOW SALES PRICE
    -------------                 ----------------   ---------------
    March 31, 1995............        5                  3 3/4
    June 30, 1995.............        4 15/16            3 1/16
    September 30, 1995........        6 3/8              4 1/16
    December 31, 1995.........        7 7/8              5 5/8
    March 31, 1996............        8 1/4              5 5/8
    June 30, 1996.............        9 1/8              5 3/4
    September 30, 1996........        7 7/8              4 3/8
    December 31, 1996.........        8 1/2              4 11/16


     The Company has paid no cash dividends on the Common Stock for the years ended December 31, 1995 and 1996 and does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1992        1993         1994         1995          1996
                                                  ----        ----         ----         ----          ----
   STATEMENT OF OPERATIONS DATA:
     Revenues                                   $   -        $  -        $31,247      $52,915       $92,423
     Operating income (loss)                     (234)         (634)         573          312        (3,956)
     Income (loss) from continuing operations
      before income taxes                        (198)         (608)         408          337        (2,589)
     Income tax expense (benefit)                   -             -         (850)         149             -
     Income (loss) from continuing operations    (198)         (608)       1,258          188        (2,589)
     Income (loss) from discontinued
      operations, net of tax                      426           910          977          816        (6,519)
     Net income (loss)                            228           302        2,235        1,004        (9,108)
   PER SHARE DATA:
     Income (loss) from continuing operations   (0.02)        (0.05)        0.07         0.01         (0.10)
     Income (loss) from discontinued
      operations, net of tax                     0.04          0.07         0.06         0.04         (0.24)
     Net income (loss)                           0.02          0.02         0.13         0.05         (0.34)

AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                          12,541,784    12,684,911   16,993,971   21,689,653    26,449,079

OTHER DATA:
  Number of In-Plant Store facilities             -             -             17           31            72

                                                                       DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1992        1993         1994         1995          1996
                                                  ----        ----         ----         ----          ----
BALANCE SHEET DATA:
  Working capital                                $  903      $  929      $10,693       $12,252       $53,448
  Total assets                                    4,314       3,510       29,992        40,014        92,382
  Long-term debt obligations                          -           -          632         5,054           587
  Stockholders' equity                            3,116       3,448       24,721        27,391        73,954

--------------------

The Company has paid no cash dividends on its Common Stock for the years ended December 31, 1992, 1993, 1994, 1995 and 1996. On December 6, 1995 the
Company declared a three percent stock dividend to the holders of record on December 18, 1995. The payment date was December 29, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Item 7 constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the risk factors set forth under "Investment Considerations" in the Company's prospectus, dated May 20, 1996, filed under the Securities Act of 1933.

     The Company provides proprietary industrial supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store program.
The Company became a provider of the In-Plant Store program on January 4, 1994. The Company conducts its operations primarily through its subsidiary Industrial Systems Associates, Inc. ("ISA"). At December 31, 1996, the Company had 72 In-Plant Store facilities.

     In late 1995, the Company formed two subsidiaries to operate in Mexico, Strategic Distribution Marketing de Mexico, S.A. de C.V. and Strategic Distribution Services de Mexico, S.A. de C.V. (collectively "Mexico"). Mexico's operations are conducted in U.S. dollars and therefore the Company is not exposed to foreign currency translation adjustments. Mexico's revenues for the year ended December 31, 1996 represented less than 1% of consolidated revenues.

     Two of the Company's subsidiaries, SafetyMaster Corporation
("SafetyMaster") and Lewis Supply (Delaware) Inc. ("Lewis"), were merged on May 24, 1996, with SafetyMaster the surviving corporation (the "Merger"). SafetyMaster changed its name to Strategic Supply, Inc. on May 24, 1996.

     On November 11, 1996, the Company announced its intention to sell two of its subsidiaries, Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG"), in order to focus more directly on the development of the Company's In-Plant Store business. The Company believes it will be possible to consummate the sale of these two companies by June 30, 1997; there can be no guarantee, however, that the sales will be consummated by June 30, 1997. The results of operations of SSI and ATSG have, therefore, been presented in the Company's consolidated financial statements for the three years ended December 31, 1996 to conform with discontinued operations treatment.

     The presentation of the statements of operations has been reclassified as a result of the discontinued operations.

     Cost of materials includes the cost of products. Operating wages and benefits and other operating expenses are the operating costs of the In-Plant Store facilities. Selling, general and administrative expenses are those expenses not directly associated with operating activities.

RESULTS OF OPERATIONS

     The following table of revenues and percentages sets forth selected items of the results of operations.

                                                            Year ended December 31,
                                                         ----------------------------
                                                           1994       1995     1996
                                                         -------    -------   -------
                                                            (dollars in thousands)
Revenues                                                 $31,247    $52,915   $92,423
                                                         -------    -------   -------
                                                         -------    -------   -------

                                                          100.0%     100.0%    100.0%
Cost of materials                                          81.1       81.0      81.0
Operating wages and benefits                                8.0        7.8       9.4
Other operating expenses                                    1.4        1.1       1.9
Selling, general and administrative expenses                7.7        9.5      12.0
Operating income (loss)                                     1.8         .6      (4.3)
Interest expense (income), net                               .5         --      (1.5)
Income (loss) from continuing operations before taxes       1.3         .6      (2.8)
Income tax expense (benefit)                               (2.7)        .2        --
Income (loss) from continuing operations                    4.0         .4      (2.8)
Income (loss) from discontinued operations, net of tax      3.2        1.5      (4.9)
Loss on sale of discontinued operations                      --         --      (2.2)
Net income (loss)                                           7.2        1.9      (9.9)

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues for the year ended December 31, 1996 increased 74.7% to $92,422,964 from $52,914,568 in 1995. This growth resulted primarily from the implementation of new In-Plant Store facilities. The number of In-Plant Store facilities increased from 31 at December 31, 1995 to 72 at December 31, 1996. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 23% and 19% of the revenues for the years ended December 31, 1996 and 1995, but less than 10% for the year ended December 31, 1994.

     Cost of materials as a percentage of revenues remained at 81.0% for the years ended December 31, 1996 and 1995.

     Operating wages and benefits expense as a percentage of revenues increased to 9.4% for the year ended December 31, 1996 from 7.8% in 1995. Other operating expenses as a percentage of revenues increased to 1.9% for the year ended December 31, 1996 from 1.1% in 1995. These increases resulted from operating expenses for new In-Plant Store facilities, as a percentage of revenues, being higher than those of more mature facilities. During the start-up phase of new facilities, operating expenses generally increase at a higher rate than revenues are recognized. As new In-Plant Store facilities are added, the Company will continue to incur these high start-up costs, and operating expenses as a percentage of revenues may continue to increase, depending upon the rate at which the Company adds new In-Plant Store facilities.

     Selling, general and administrative expenses as a percentage of revenues increased to 12.0% for the year ended December 31, 1996 from 9.5% in 1995. This increase resulted primarily from expenses incurred by the Company in connection with its expansion of the systems and personnel necessary to support the operations and marketing of the In-Plant Store program. As the In-Plant Store program continues to expand, this expense will continue to increase; however, as a percentage of revenue, it should decrease as the ratio of new In-Plant Store facilities to more mature facilities decreases.

     Interest income, net increased by $1,342,105 to $1,367,140 for the year ended December 31, 1996 from $25,035 in 1995. The increase resulted primarily from the sale of 7,630,000 shares of Common Stock on May 23, 1996 and the interest income earned on the net proceeds.

     Loss from discontinued operations was $4,519,383 for the year ended December 31, 1996 and income from discontinued operations was $815,491 for the year ended December 31, 1995. The Company has decided to sell SSI and ATSG in order to focus exclusively on the growth of its In-Plant Store business. The loss from discontinued operations for the year ended December 31, 1996 includes a restructuring charge, one-time expenses associated with the Merger and branch closing expenses of approximately $1,362,000. This amount consists primarily of employee termination benefits, asset write-offs and lease payments.

     Loss on sale of discontinued operations includes the estimated financial results of SSI and ATSG through June 30, 1997, (the anticipated date of sale of SSI and ATSG), and anticipated transaction costs related to the sale of SSI and ATSG.

     Income tax expense decreased by $149,000 to $0 for the year ended December 31, 1996. An income tax benefit was not recorded for the loss incurred in the year ending December 31, 1996, as the Company did not believe there was a sufficient basis for benefit recognition.

     Net loss for the year ended December 31, 1996 was $9,108,157, compared to net income of $1,003,926 in 1995, as a result of the items previously discussed.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenues for the year ended December 31, 1995 increased 69.3% to $52,914,568 from $31,246,855 in 1994. This growth resulted primarily from the implementation of new In-Plant Store facilities. The number of facilities increased from 17 at December 31, 1994 to 31 at December 31, 1995.

     One In-Plant Store customer (with which the Company operates under four separate contracts) represented approximately 36% and 22% of revenues for the years ended December 31, 1994 and 1995, but less than 10% for the year ended December 31, 1996. Another In-Plant Store customer (with which the Company operates under one contract) represented approximately 21% and 15% of revenues for the years ended December 31, 1994 and 1995, but less than 10% for the year ended December 31, 1996. A third customer (with which the Company operates under three separate contracts) represented approximately 15% and 13% of revenues for the years ended December 31, 1994 and 1995, but less than 10% in the year ended December 31, 1996.

     Cost of materials as a percentage of revenues was flat from 1994 to 1995.

     Operating wages and benefits expense as a percentage of revenues decreased to 7.8% for the year ended December 31, 1995 from 8.0% in 1994. Other operating expenses as a percentage of revenues decreased to 1.1% for the year ended December 31, 1995 from 1.4% in 1994. These decreases result from a larger base of more mature facilities in 1995 than 1994. During the start-up phase of new facilities, operating expenses generally increase at a higher rate than revenues are recognized.

     Selling, general and administrative expenses, as a percentage of revenues increased to 9.5% for the year ended December 31, 1995 from 7.7% in 1994. This increase resulted primarily from expenses incurred by the Company in connection with its expansion of the In-Plant Store program.

     Interest income, net increased by $189,919 to $25,035 for the year ended December 31, 1995 from interest expense, net of $164,884 in 1994. The increase in interest income, net resulted primarily from the repayment of the Company's bank indebtedness in the amount of approximately $13,300,000 with net proceeds from the sale of 5,750,000 shares of Common Stock on October 13, 1994.

     Income from discontinued operations was $815,491 for the year ended December 31, 1995 and $976,678 for the comparable period in 1994.

     Income tax expense increased by $999,000 to $149,000 for the year ended December 31, 1995 from an income tax benefit of $850,000 in 1994. The tax benefit in 1994 resulted from a reevaluation of the realizability of future tax benefits arising from the utilization of a net operating loss carryforward and other deferred tax assets.

     Net income for the year ended December 31, 1995 was $1,003,926, compared to net income of $2,234,820 in 1994, as a result of items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     Effective as of December 31, 1995, the Company entered into a revolving bank credit agreement providing maximum borrowings of $20,000,000. The credit agreement was amended on September 9, 1996 to reduce the permitted maximum outstanding borrowings to $5,000,000. Borrowings bear interest at the prime rate (8.25% as of December 31,

1996) and/or a Eurodollar rate, with a 3/8% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. The amount which the Company may borrow under the credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets as well as the pledge of the capital stock of the Company's subsidiaries. As of December 31, 1995 and 1996 borrowings outstanding under the credit facility were $4,445,000 and $0.

     On May 23, 1996, the Company sold 7,630,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company were approximately $55,331,600. A portion of the net proceeds were used to repay the Company's bank indebtedness. The balance of the net proceeds is available for working capital, including the opening of In-Plant Store facilities, for general corporate purposes and for possible acquisitions.

     On January 28, 1997, the Company completed the acquisition of INTERMAT for a purchase price consisting of $10,800,000 in cash, a $1,400,000 subordinated note and 625,000 newly issued shares of Common Stock. This acquisition resulted in a decline in cash and cash equivalents, and an increase in indebtedness.

     The net cash used in continuing operations was $8,058,241 for the year ended December 31, 1996, compared to $3,319,208 for the year ended December 31, 1995. The increase resulted primarily from an increase in accounts receivable and inventories and an increase in the loss from continuing operations, which were partially offset by an increase in accounts payable and accrued expenses. Accounts receivable and inventories increased primarily from the increase in the number of In-Plant Store facilities. Accounts payable and accrued expenses increased primarily from higher inventory levels.

     The change in net assets of discontinued operations was a decrease of $475,514 for the year ended December 31, 1996 compared to an increase of $3,928,393 for 1995. The decrease was a result of a smaller increase in working capital in 1996 as compared to 1995.

     The net cash used in investing activities increased to $1,848,385 for the year ended December 31, 1996 from $457,214 for the comparable period in 1995. The increase resulted primarily from additions of computer systems and related equipment.

     The net cash provided by financing activities was $51,086,753 for the year ended December 31, 1996, compared to $4,489,294 for the year ended December 31, 1995. The net increase resulted primarily from the proceeds from the sale of common stock offset by the repayment of the note payable to the bank.

     The Company believes that cash on hand, cash generated from future operations, and cash from the Company's bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE NO.
                                                                    --------
    Independent Auditors' Report.                                      F-2

    Consolidated Balance Sheets as of December 31,
     1995 and 1996.                                                    F-3

    Consolidated Statements of Operations for
     the Years Ended December 31, 1994, 1995
     and 1996.                                                         F-4

    Consolidated Statement of Stockholders' Equity
     for the Years Ended December 31, 1994, 1995 and 1996.             F-5

    Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1994, 1995 and 1996.                     F-6

    Notes to Consolidated Financial Statements.                        F-7


     Schedules which are not included have been omitted because either they are not required or are not applicable because the required information has been included elsewhere in the consolidated financial statements or notes thereto.

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Strategic Distribution, Inc.:


We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates, made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                          KPMG PEAT MARWICK LLP



Stamford, Connecticut
March 24, 1997

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                                               December 31,
                                                                     -------------------------------
                                                                         1995               1996
                                                                     -----------        ------------
Assets
Current assets:
  Cash and cash equivalents                                          $   362,031        $ 35,498,289
  Accounts receivable, net                                             9,844,683          17,910,400
  Inventories                                                          7,545,046          15,719,959
  Prepaid expenses and other current assets                              331,488             435,842
  Deferred tax asset                                                   1,389,000           1,382,000
                                                                     -----------        ------------
     Total current assets                                             19,472,248          70,946,490
Property and equipment, net                                              811,092           2,250,793
Net assets of discontinued operations                                 17,089,477          16,613,963
Excess of cost over fair value of net assets acquired, net             2,612,341           2,525,388
Other assets                                                              29,126              45,657
                                                                     -----------        ------------
     Total assets                                                    $40,014,284        $ 92,382,291
                                                                     -----------        ------------
                                                                     -----------        ------------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                              $ 7,200,720        $ 17,477,131
  Current portion of long-term debt                                       19,894              21,542
                                                                     -----------        ------------
     Total current liabilities                                         7,220,614          17,498,673
Long-term debt (related party $500,000 - 1995 and 1996)                  608,730             587,188
Note payable                                                           4,445,000                   -
Deferred tax liability                                                   349,000             342,000
                                                                     -----------        ------------
     Total liabilities                                                12,623,344          18,427,861
                                                                     -----------        ------------
Stockholders' equity:
  Preferred stock, par value $.10 per share.
      Authorized: 500,000 shares; issued and outstanding:
      none                                                                     -                   -
  Common stock, par value $.10 per share. Authorized:
      50,000,000 shares; issued and outstanding:
      21,716,662 and shares 29,523,361                                 2,171,666           2,952,336
  Additional paid-in capital                                          33,861,694          88,752,671
  Accumulated deficit                                                 (8,592,420)        (17,700,577)
  Note receivable from related party                                     (50,000)            (50,000)
                                                                     -----------        ------------
     Total stockholders' equity                                       27,390,940          73,954,430
                                                                     -----------        ------------
     Total liabilities and stockholders' equity                      $40,014,284        $ 92,382,291
                                                                     -----------        ------------
                                                                     -----------        ------------

                  See accompanying notes to consolidated financial statements.

                          STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                             Consolidated Statements of Operations

                                                                           Years ended December 31,
                                                                  ------------------------------------------
                                                                       1994           1995           1996
                                                                  ------------   ------------   ------------
Revenues                                                          $ 31,246,855   $ 52,914,568   $ 92,422,964

Costs and expenses:
  Cost of materials                                                 25,353,109     42,874,266     74,841,500
  Operating wages and benefits                                       2,496,947      4,124,699      8,644,072
  Other operating expenses                                             437,341        561,018      1,809,152
  Selling, general and administrative expenses                       2,386,432      5,042,185     11,084,154
                                                                  ------------   ------------   ------------
Total costs and expenses                                            30,673,829     52,602,168     96,378,878
                                                                  ------------   ------------   ------------
     Operating income (loss)                                           573,026        312,400     (3,955,914)
Interest expense (income):
  Interest expense                                                     230,902         55,336         97,971
  Interest (income)                                                    (66,018)       (80,371)    (1,465,111)
                                                                  ------------   ------------   ------------
Interest expense (income), net                                         164,884        (25,035)    (1,367,140)
                                                                  ------------   ------------   ------------
    Income (loss) from continuing operations before income taxes       408,142        337,435     (2,588,774)
Income tax expense (benefit)                                          (850,000)       149,000              -
                                                                  ------------   ------------   ------------
    Income (loss) from continuing operations                         1,258,142        188,435     (2,588,774)
Discontinued operations:
  Income (loss) from discontinued operations, net of tax               976,678        815,491     (4,519,383)
  Loss on sale of discontinued operations                                    -              -     (2,000,000)
                                                                  ------------   ------------   ------------
     Net income (loss)                                            $  2,234,820   $  1,003,926   $ (9,108,157)
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------
Net income (loss) per common share:
Primary:
  Income (loss) from continuing operations                        $       0.07   $       0.01   $      (0.10)
  Income (loss) from discontinued operations                              0.06           0.04          (0.24)
                                                                  ------------   ------------   ------------
     Net income (loss)                                            $       0.13   $       0.05   $      (0.34)
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------
Fully diluted:
  Income from continuing operations                               $       0.07   $       0.01
  Income from discontinued operations                                     0.06           0.03
                                                                  ------------   ------------
     Net income                                                   $       0.13   $       0.04
                                                                  ------------   ------------
                                                                  ------------   ------------
Average number of shares of common stock outstanding                16,993,971     21,689,653     26,449,079
                                                                  ------------   ------------   ------------
                                                                  ------------   ------------   ------------


             See accompanying notes to consolidated financial statements

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

               Consolidated Statement of Stockholders' Equity


                                                                                   Additional
                                                                     Common          paid-in       Accumulated        Note
                                                                     stock           capital         deficit       receivable
                                                                   ----------     -----------     ------------     ----------
Balance December 31, 1993                                          $1,236,012     $ 9,981,530     $ (7,719,667)     $(50,000)
  Net income                                                                -               -        2,234,820             -
  Issuance of 505,250 shares                                           50,525         595,475                -             -
  Exercise of stock options                                               517           4,649                -             -
  Sale of 8,150,000 shares, net                                       815,000      17,572,385                -             -
                                                                   ----------     -----------     ------------      --------
Balance December 31, 1994                                           2,102,054      28,154,039       (5,484,847)      (50,000)
  Net income                                                                -               -        1,003,926             -
  Exercise of stock options                                             6,407          59,442                -             -
  Tax benefit of stock options exercised                                    -          43,000                -             -
  Value of options issued in connection with acquisition                    -       1,560,100                -             -
  Stock dividend (including cash paid for fractional shares)           63,205       4,045,113       (4,111,499)            -
                                                                   ----------     -----------     ------------      --------
Balance December 31, 1995                                           2,171,666      33,861,694       (8,592,420)      (50,000)
  Net loss                                                                  -               -       (9,108,157)            -
  Exercise of stock options                                            16,237         203,810                -             -
  Issuance of 14,328 shares                                             1,433         118,567                -             -
  Sale of 7,630,000 shares, net                                       763,000      54,568,600                -             -
                                                                   ----------     -----------     ------------      --------
Balance December 31, 1996                                          $2,952,336     $88,752,671     $(17,700,577)     $(50,000)
                                                                   ----------     -----------     ------------      --------
                                                                   ----------     -----------     ------------      --------



          See accompanying notes to consolidated financial statements

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                            Years ended December 31,
                                                                 ---------------------------------------------
                                                                     1994             1995            1996
                                                                 ------------     -----------     ------------
Cash flows from operating activities:
  Income (loss) from continuing operations                       $  1,258,142     $   188,435     $ (2,588,774)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash used in operating activities:
    Depreciation and amortization                                     270,432         481,946          691,025
    Deferred taxes                                                   (886,000)        614,000                -
    Noncash directors compensation                                          -               -          120,000
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable                                          (1,684,619)     (5,115,927)      (8,065,717)
      Inventories                                                  (1,912,043)     (1,950,839)      (8,174,913)
      Prepaid expenses and other current assets                      (153,329)       (295,815)        (299,742)
      Accounts payable and accrued expenses                          (173,691)      2,771,596       10,276,412
  Other, net                                                             (219)        (12,604)         (16,532)
                                                                 ------------     -----------     ------------
  Net cash used in continuing operations                           (3,281,327)     (3,319,208)      (8,058,241)
  Discontinued operations:
    Net income (loss)                                                 976,678         815,491       (6,519,383)
    (Increase) decrease in net assets                              (9,556,696)     (3,928,393)         475,514
                                                                 ------------     -----------     ------------
        Net cash used in operating activities                     (11,861,345)     (6,432,110)     (14,102,110)
                                                                 ------------     -----------     ------------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                    (2,981,617)              -                -
  Additions of property and equipment                                (333,704)       (457,214)      (1,848,385)
                                                                 ------------     -----------     ------------
        Net cash used in investing activities                      (3,315,321)       (457,214)      (1,848,385)
                                                                 ------------     -----------     ------------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                          18,392,551          65,849       55,551,647
  Cash paid in lieu of fractional shares of stock dividend                  -          (3,181)               -
  Proceeds from (repayment of) note payable                        (1,327,045)      4,445,000       (4,445,000)
  Repayment of long-term obligations                                  (80,493)        (18,374)         (19,894)
                                                                 ------------     -----------     ------------
        Net cash provided by financing activities                  16,985,013       4,489,294       51,086,753
                                                                 ------------     -----------     ------------
        Increase (decrease) in cash and cash equivalents            1,808,347      (2,400,030)      35,136,258
Cash and cash equivalents, at beginning of the year                   953,714       2,762,061          362,031
                                                                 ------------     -----------     ------------
Cash and cash equivalents, at end of the year                    $  2,762,061     $   362,031     $ 35,498,289
                                                                 ------------     -----------     ------------
                                                                 ------------     -----------     ------------
Supplemental cash flow information:
        Taxes paid                                               $    215,200     $    89,365     $     67,392
        Interest paid                                                 245,189          65,968          160,462



         See accompanying notes to consolidated financial statements.

                    STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(1)  DESCRIPTION OF BUSINESS

     The Company provides proprietary industrial supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store-Registered Trademark- program. The Company became a provider of the In-Plant Store program on January 4, 1994. The Company conducts it operations primarily through its subsidiary Industrial Systems Associates, Inc. ("ISA").
 At December 31, 1996, the Company had 72 In-Plant Store facilities.

     In late 1995, the Company formed two subsidiaries to operate in Mexico, Strategic Distribution Marketing de Mexico, S.A. de C.V. and Strategic Distribution Services de Mexico, S. A. de C.V. (collectively "Mexico"). Mexico's operations are conducted in U.S. dollars and therefore the Company is not exposed to foreign currency translation adjustments. Mexico's revenues for the year ended December 31, 1996 represented less than 1% of consolidated revenues.

     Two of the Company's subsidiaries, SafetyMaster Corporation
("SafetyMaster") and Lewis Supply (Delaware), Inc. ("Lewis"), were merged (the "Merger") on May 24, 1996, with SafetyMaster the surviving corporation. SafetyMaster changed its name to Strategic Supply, Inc. on May 24, 1996.

     On November 11, 1996, the Company announced its intention to sell its SSI and ATSG subsidiaries in order to focus more directly on the development of the Company's In-Plant Store business. The results of operations of SSI and ATSG have, therefore been presented in the Company's consolidated financial statements for the three years ended December 31, 1996 to conform with discontinued operations treatment.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (ISA and Mexico). All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

     CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 1995 and December 31, 1996 the Company had investments in cash equivalents of approximately $203,000 and $35,000,000.

     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments approximate fair value due to their short maturity and variable interest rate feature.

     INVENTORIES

     Inventories, which consisted solely of finished goods, are stated at the lower of cost (first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the asset or the lease term. Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized and depreciated over the remaining useful lives of the assets. Estimated useful lives are as follows:

          Office equipment                   5 years
          Leasehold improvements             5 years
          Transportation equipment           5 years

     INTANGIBLE ASSETS

     Excess of cost over fair value of net assets acquired is amortized on the straight-line method over 25 years. The Company periodically reviews the value of its intangible assets to determine if any impairment has occurred. The Company measures the potential impairment by the projected undiscounted future operating cash flows. An impairment would be recorded based on the estimated fair value.

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

     NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per share of common stock is computed using the weighted average number of shares and common stock equivalents outstanding during the respective years. The fully diluted net income per share for the year ended December 31, 1995 is based on 22,621,384 shares of common stock and common stock equivalents. Fully diluted net loss per share for the year ended December 31, 1996 is not shown because it is antidilutive.

     Assuming that the 5,750,000 shares of Common Stock issued by the Company on October 13, 1994 were outstanding for the entire year ended December 31, 1994, net income per common share would have been $0.12.

     STOCK OPTIONS

     Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock - Based Compensation" defines a fair value based method of accounting for employee stock options. This statement gives companies a choice of recognizing related compensation expense by adopting the new fair value based method or to continue to measure compensation using the intrinsic value approach prescribed under Accounting Principles Board ("APB") Opinion No. 25, the former standard. The Company has elected to continue to measure compensation using the intrinsic value approach. SFAS No. 123 requires supplemented disclosure to show the effect of using the new measurement criteria. By continuing the use of the measurement presented by APB Opinion No. 25, there will be no effect on the Company's financial position.

     RECLASSIFICATIONS

     The presentation of the statements of operations and balance sheets has been reclassified as a result of the discontinued operations.

     Cost of materials includes the cost of products. Operating wages and benefits and other operating expenses are the operating costs of the In-Plant Store facilities. Selling, general and administrative expenses are those expenses not directly associated with operating activities.

(3)  ACCOUNTS RECEIVABLE

     Accounts receivable is net of an allowance for doubtful accounts of $20,000 and $2,000 at December 31, 1995 and 1996.

(4)  PROPERTY AND EQUIPMENT

                                               DECEMBER 31,
                                       ---------------------------
                                           1995            1996
                                       ----------       ----------

     Office equipment                  $  964,883       $2,724,106
     Leasehold improvements               126,642          186,705
     Transportation equipment             423,831          364,116
                                       ----------       ----------
                                        1,515,356        3,274,927
     Less:  accumulated depreciation
       and amortization                   704,264        1,024,134
                                       ----------       ----------
                                       $  811,092       $2,250,793
                                       ----------       ----------
                                       ----------       ----------


(5)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     Excess of cost over fair value of net assets acquired is net of accumulated amortization of $282,000 and $369,000 at December 31, 1995 and December 31, 1996.

(6)  NOTE PAYABLE TO BANK

     Effective as of December 31, 1995, the Company entered into a revolving bank credit agreement providing maximum borrowings of $20,000,000. The credit agreement was amended on September 9, 1996 to reduce the permitted maximum outstanding borrowings to $5,000,000. Borrowings bear interest at the prime rate (8.25% as of December 31, 1996) and/or a Eurodollar rate, with a 3/8% commitment fee on the unused portion of the credit available. The credit facility expires on

January 31, 2000. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of December 31, 1995 and 1996 borrowings outstanding under the credit facility were $4,445,000 and $0.

(7)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                          DECEMBER 31,
                                    --------------------------
                                       1995           1996
                                    ----------     -----------
     Accounts payable               $6,067,255     $15,439,380
     Accrued expenses                  762,604         959,731
     Payroll and related expenses      370,861       1,078,020
                                    ----------     -----------
                                    $7,200,720     $17,477,131
                                    ----------     -----------
                                    ----------     -----------


(8)  LONG-TERM DEBT

     Long-term debt consists of several loans with weighted average interest rates of 6.6% and 6.4% at December 31, 1995 and 1996.

     Principal payments due on long-term obligations during each of the next five years are: 1997: $21,542; 1998: $518,804; 1999: $20,365; 2000: $22,055;
2001: $23,886; and thereafter: $2,078.

(9)  ACQUISITIONS

     On January 4, 1994, the Company acquired all of the outstanding common stock of ISA. The purchase price consisted of: (i) $3,000,000 in cash, (ii) a promissory note in the amount of $500,000 and (iii) 500,000 shares of Common Stock. The source of the cash portion of the purchase price was borrowings under a revolving bank facility. The stock issued was valued at fair market value.

     On June 16, 1994, Lewis acquired certain assets of the Industrial Supplies Division of Lufkin Industries, Inc (the "Lufkin Division"). The purchase price consisted of: (i) $2,040,000 in cash and (ii) a mortgage note in the amount of $600,000. The source of the cash portion of the purchase price was borrowings under a revolving bank facility.

     On May 12, 1995, the Company acquired all of the outstanding common stock of ATSG. The purchase price consisted of options to purchase an aggregate of 1,036,711 shares of Common Stock at a price of $5.82 per share. The fair market value of these options, as determined by an independent investment bank, was $1,560,100.

     The method of accounting for these acquisitions was the purchase accounting method. The results of operations of the acquired companies are included in the Company's statements of operations from their dates of acquisition.

(10) DISCONTINUED OPERATIONS

     On November 11, 1996, the Company announced its intention to sell SSI and ATSG. The Company anticipates that the sales will be completed by June 30, 1997.

Discontinued operations are summarized as follows:

                                            YEAR ENDED DECEMBER 31,
                                   ---------------------------------------
                                       1994          1995          1996
                                   -----------   -----------   -----------
Revenues                           $46,366,524   $64,578,770   $58,535,496
                                   -----------   -----------   -----------
                                   -----------   -----------   -----------

Income (loss) from operations:
  Income (loss) before taxes       $ 1,058,678   $ 1,523,491   $(4,519,383)
  Income tax expense                    82,000       708,000            --
                                   -----------   -----------   -----------
  Income (loss) from operations    $   976,678   $   815,491   $(4,519,383)
                                   -----------   -----------   -----------
                                   -----------   -----------   -----------

Loss on sale of operations         $        --   $        --   $(2,000,000)
                                   -----------   -----------   -----------
                                   -----------   -----------   -----------


The net assets of discontinued operations are summarized as follows:

                                                    DECEMBER 31,
                                            ---------------------------
                                                1995            1996
                                            -----------     -----------
Current assets                              $18,671,636     $17,640,222
Property and equipment, net                   2,541,856       2,617,734
Excess of cost over fair value of
     net assets acquired, net                 3,253,350       3,069,071
Other assets                                    727,995         597,179
                                            -----------     -----------
Total assets                                $25,194,837     $23,924,206
                                            -----------     -----------
                                            -----------     -----------

Current liabilities                         $ 7,255,689     $ 4,800,039
Estimated loss on sale
     of discontinued operations                      --       2,000,000
Long-term obligations                           849,671         510,204
                                            -----------     -----------
Total liabilities                             8,105,360       7,310,243
                                            -----------     -----------
Net assets of discontinued operations       $17,089,477     $16,613,963
                                            -----------     -----------
                                            -----------     -----------


     The net loss from operations for the year ended December 31, 1996 reflects a restructuring charge, one-time expenses associated with the Merger and branch closing expenses totaling approximately $1,362,000. This amount primarily consists of employee termination benefits, asset write-offs and lease payments. As of December 31, 1996, the remaining restructuring liability was approximately $131,000, which represented unpaid leases.

     The historical results for the discontinued operations include an allocation for the Company's corporate and interest expense. Interest expense is allocated based upon the pro rata share of the intercompany borrowings. Corporate and interest expense allocated amounted to $71,000, $270,000 and $573,000 for the years ended December 31, 1994, 1995 and 1996.

     The anticipated loss on sale of operations includes the estimated financial results of SSI and ATSG through June 30, 1997,(the anticipated date of sale of SSI and ATSG), and anticipated transaction costs related to the sales of SSI and ATSG.

(11) RETIREMENT PLAN

     The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was $14,604, $23,422 and $31,500 for the years ended December 31, 1994, 1995 and 1996.


(12) INCOME TAXES

     The income tax expense(benefit)from continuing operations in the Consolidated Statements of Operations is as follows:

                       1994           1995           1996
                    ----------     ---------      ---------
Current
     Federal        $   6,000      $(498,000)     $       -
     State             30,000         33,000              -
Deferred
     Federal         (828,000)       609,000              -
     State            (58,000)         5,000              -
                    ----------     ---------      ---------
                    $(850,000)     $ 149,000      $       -
                    ----------     ---------      ---------
                    ----------     ---------      ---------


A reconciliation of the expected Federal income tax expense from continuing operations at the statutory rate to the Company's income tax expense follows:

                                          1994           1995          1996
                                      -----------      --------     ---------
Expected tax expense                  $   139,000      $115,000     $(880,000)

Increase (reduction) in tax expense
  resulting from:
    State taxes                           (18,000)       25,000             -
    Valuation allowance                (1,076,000)            -       818,000
    Goodwill                               42,000        28,000        30,000
    Other                                  63,000       (19,000)       32,000
                                      -----------      --------     ---------
                                      $  (850,000)     $149,000     $       -
                                      -----------      --------     ---------
                                      -----------      --------     ---------


The components of the net deferred tax asset were as follows:

                                                     1995           1996
                                                 ----------     -----------
Deferred tax assets:
    Net operating loss carryforward
       (expires during period ending 2007)       $  632,000     $ 2,545,000
    Accounts receivable                              55,000          99,000
    Inventories                                     249,000         633,000
    Accrued expenses                                243,000         221,000
    Vacation accrual                                 80,000         120,000
    Estimated loss on sale of
       discontinued operations                            -         800,000
    Other                                           130,000         295,000
    Valuation allowance                                   -      (3,331,000)
                                                 ----------     -----------
          Total deferred tax asset                1,389,000       1,382,000
                                                 ----------     -----------
Deferred tax liabilities:
    Property and equipment                          155,000         194,000
    Other assets                                    181,000         135,000
    Goodwill                                         13,000          13,000
                                                 ----------     -----------
          Total deferred tax liability              349,000         342,000
                                                 ----------     -----------
    Net deferred tax asset                       $1,040,000     $ 1,040,000
                                                 ----------     -----------
                                                 ----------     -----------

     The valuation allowance for deferred tax assets as of January 1, 1994 was $1,794,000 of which $332,000 was to be allocated to reduce goodwill. During the fourth quarter of 1994, the valuation allowance was eliminated resulting from the Company's reevaluation of the realizability of future income tax benefits resulting from the 1994 acquisitions of ISA and the Lufkin Division. The reversal of the valuation allowance for deferred tax assets in 1994 which was allocated to reduce goodwill was $718,000. At December 31, 1995 and 1996, valuation allowances were established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized.


(13) STOCKHOLDERS' EQUITY

     The Company has authorized 500,000 shares of Preferred Stock, par value $0.10 per share. No shares of Preferred Stock are currently issued or outstanding. The Board may at any time fix by resolution any of the powers, preferences and rights, and the qualifications, limitations, and restrictions of the Preferred Stock, which may be issued in series, the designation of each such series to be fixed by the Board. At this time the Board has not fixed any powers, preferences or rights for any of the shares of Preferred Stock.

     On January 4, 1994, the Company sold an aggregate of 2,400,000 shares of Common Stock for $3,000,000.

     On October 13, 1994, the Company sold 5,750,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company were $15,405,500.

     On December 6, 1995 the Company declared a three percent stock dividend to holders of record on December 18, 1995. The payment date was December 29, 1995. The Company had accumulated net income of $4,148,000 since July 1, 1990, when it became a leading provider of industrial supply services to industrial and commercial customers in the western United States.

     On May 23, 1996, the Company sold 7,630,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company were $55,331,600. The Company's bank indebtedness was repaid and the balance of the proceeds was available for working capital and for general corporate purposes.


(14) STOCK COMPENSATION PLAN

     The Company has an Incentive Stock Option Plan (the "Plan") under which the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 2,060,000 shares of Common Stock. The Plan provides for the granting of both incentive stock options and options that do not qualify as incentive stock options. In the case of each incentive stock option granted under the Plan, the option price must not be less than the fair market value of the Company's Common Stock at the date of grant. To date, all options granted under the Plan are exercisable at not less than the fair market value of the Common Stock at the date of grant. A significant portion of the options granted under the Plan are exercisable at various rates from 25% to 33.3% per year beginning on the first anniversary of the date of grant, and a significant portion of the options granted under the Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant. A smaller portion of the options granted under the Plan were exercisable at date of grant.

     The Company has a Non-Employee Director Stock Plan (the "Director Plan") under which the Board is authorized to grant 150,000 shares of Common Stock. On June 30, 1996, the Company issued 14,328 shares of Common Stock under the Director Plan. On December 31, 1996, the Company granted options for 28,000 shares of Common Stock under the Director Plan. The exercise price of the options granted on December 31, 1996 is $8.00 per share. They are immediately exercisable and expire in December 31, 2001.

     The Company has an Executive Compensation Plan (the "Executive Plan") under which the Board is authorized to grant up to 500,000 shares of Common Stock. No shares of Common Stock have been issued under the Executive Plan.

     The following table summarizes the option information for options granted under the Plan (as adjusted for the stock dividend):

                                                                   Weighted Average
                                              Number of Shares     Exercise Prices
                                              ----------------     ---------------
Options outstanding, December 31, 1993            721,773               $0.97
Options granted during 1994                       369,616               $1.75
Options canceled or expired                       (83,812)              $1.16
Options exercised                                  (5,321)              $0.97
                                                ---------
Options outstanding, December 31, 1994          1,002,256               $1.25
                                                ---------
Options granted during 1995                       352,399               $3.47
Options canceled or expired                       (99,815)              $1.74
Options exercised                                 (45,087)              $1.02
                                                ---------
Options outstanding, December 31, 1995          1,209,753               $1.87
                                                ---------
Options granted during 1996                       396,500               $6.88
Options canceled or expired                      (124,060)              $4.01
Options exercised                                (162,371)              $1.36
                                                ---------
Options outstanding, December 31, 1996          1,319,822               $3.24
                                                ---------
                                                ---------
Options exercisable                               713,666               $1.52
                                                ---------
                                                ---------

     The following table summarizes information about stock options granted under the Plan and the Director Plan, outstanding at December 31, 1996.

                        Options Outstanding           Options Exercisable
                        -------------------           -------------------
                              Weighted
                               Average     Weighted                 Weighted
 Range of                    Remaining      Average                 Average
 Exercise        Number     Contractual    Exercise     Number      Exercise
  Prices      Outstanding   Life (years)    Price     Exercisable    Price
-----------   -----------   -----------    --------   -----------   --------
$0.97-$2.00      644,007        2.8         $1.03       582,801      $1.01
$2.01-$4.00      305,857        3.5         $3.45       116,157      $3.45
$4.01-$8.00      397,958        8.3         $6.94        42,708      $7.55
               ---------                                -------
               1,347,822        4.6         $3.32       741,666      $1.77
               ---------                                -------
               ---------                                -------

     The weighted average fair value of options granted for the years ended December 31, 1995 and 1996 as of the dates of the grants was $1.86 and $4.45.

     The expiration dates for options granted to employees of SSI and ATSG, is June 30, 1997, the anticipated date of sale, for the Black-Scholes model calculation.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Plan and the Director Plan. Had compensation expense for the Plan and the Director Plan been determined based on the fair value prescribed by SFAS No. 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been the amounts indicated below:

                                              Year Ended December 31,
                                              -----------------------
                                              1995              1996
                                              ----              ----
Net income (loss) - as reported           $1,003,926        ($9,108,157)
Net income (loss) - pro forma               $871,281        ($9,788,364)
Net income (loss) per share - as reported      $0.05             ($0.34)
Net income (loss) per share - pro forma        $0.04             ($0.37)

     Pro forma net income (loss) reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     The fair value of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                              1995              1996
                                              ----              ----
Expected life (years)                         3.30              6.00
Interest rate                                 6.25%             6.61%
Volatility                                   89.93%            72.31%
Dividend yield                                0.00%             0.00%

     Warrants to purchase 38,625 shares of Common Stock for 1.46 per share were outstanding at December 31, 1996 and expire in 1999.

(15) LEASE COMMITMENTS

     The Company leases equipment and real estate for initial terms of five to eight years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 1996 are as follows:

               1997      $  472,140
               1998         389,067
               1999         159,807
               2000          56,799
               2001          31,855

     Rental expense for the years ended December 31, 1994, 1995 and 1996, was $88,271, $125,013, and $318,657.

(16) SUPPLEMENTAL CASH FLOW INFORMATION

     In conjunction with the acquisition of ISA in 1994, liabilities assumed and refinanced were:

     Fair value of assets acquired         $10,394,463
     Net cash                                2,981,617
     Common stock issued                       625,000
                                           -----------
     Liabilities assumed                   $ 6,787,846
                                           -----------
                                           -----------
(17) Customer Business Data

One In-Plant Store customer (with which the Company operated under six separate contracts in 1996 and two in 1995) represented approximately 19% and 23% of revenues for the years ended December 31, 1995 and 1996, but less than 10% for the year ended December 31, 1994. Another In-Plant Store customer (with which the Company operates under four separate contracts) represented approximately 36% and 22% of revenues for the years ended December 31, 1994 and 1995, but less than 10% for the year ended December 31, 1996. A third In-Plant Store customer (with which the Company operates under one contract) represented approximately 21% and 15% of revenues for the years ended December 31, 1994 and 1995, but less than 10% for the year ended December 31, 1996. A fourth customer (with which the Company operates under three separate contracts) represented approximately 15% and 13% of revenues for the years ended December 31, 1994 and 1995, but less than 10% in the year ended December 31, 1996.

(18) QUARTERLY DATA (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA) -
     UNAUDITED

                              First    Second      Third     Fourth
1995                         Quarter   Quarter    Quarter    Quarter      Year
----                        -------    -------    -------    --------    -------
Revenues                    $10,978    $11,318    $14,858     $15,761    $52,915
Income (loss) from
 continuing operations          168        162        (64)        (78)       188
Income (loss)from
 discontinued operations        372        219        375        (150)       816
Net income (loss)               540        381        311        (228)     1,004

Net income (loss) per
 common share:

Income from
 continuing operations          .01        .01         --         --         .01
Income (loss) from
 discontinued operations        .02        .01        .02       (.01)        .04
                                ---        ---        ---       ----         ---
Net income (loss) (a)           .03        .02        .02       (.01)        .05
                                ---        ---        ---       ----         ---
                                ---        ---        ---       ----         ---

                              First    Second      Third     Fourth
1996                         Quarter   Quarter    Quarter    Quarter     Year
----                        -------    -------    -------    -------    -------
Revenues                    $16,508    $19,518    $25,700    $30,697    $92,423

Loss from
 continuing operations         (817)      (645)      (313)      (814)    (2,589)

Loss from
 discontinued operations     (1,148)    (1,017)    (1,007)    (1,347)    (4,519)

Loss on sale of
 discontinued operations         --         --         --     (2,000)    (2,000)

Net loss                     (1,965)    (1,662)    (1,320)    (4,161)    (9,108)

Net loss per common
 share:

Loss from continuing
 operations                    (.04)      (.03)      (.01)      (.03)      (.10)

Loss from discontinued
 operations                    (.05)      (.04)       (03)      (.11)      (.24)
                               ----       ----       ----       ----       ----
Net loss (a)                   (.09)      .(07)      (.04)      (.14)      (.34)
                               ----       ----       ----       ----       ----
                               ----       ----       ----       ----       ----

(a) Each period is computed separately.
(b) The preceding data has been restated from amounts previously reported due to the 1996 discontinuance of SSI and ATSG. See Note 10.

(19)  RELATED PARTY TRANSACTIONS

     The Company entered into an agreement, effective from March 1, 1996 through December 31, 1996, with a company of which the Company's Chairman of the Board and Chief Financial Officer are officers and one director is the sole owner and another director is an officer. The agreement provided for consulting services at a fee of $400,000 for the ten months, plus expenses.

(20) SUBSEQUENT EVENT

     On January 28, 1997, the Company announced the acquisition of INTERMAT International Materials Management Engineers, Inc., a leading provider of cataloging services that also develops and supplies software for maintenance, repair and operations inventory cataloging. The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock. The transaction will be accounted for as a purchase.

     It is anticipated that the Company will record a charge of approximately $8,000,000 in the first quarter of 1997 as a result of the write off of in process research and development relating to the acquisition.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 1996 (the "Proxy Statement") under the captions "Election of Directors" and "Identification of Executive Officers" is incorporated herein by reference.

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

                                                          Page No.
                                                        in Manually
                                                        SIGNED COPY
                                                        -----------

3.1     Second Restated Certificate of                       --
        Incorporation of the Company filed June
        21, 1996 with the Secretary of State of
        the State of Delaware (incorporated by
        reference to Exhibit 3.2 of the Company's
        Quarterly Report on Form 10-Q for the
        fiscal quarter ended June 30, 1996).

3.2     Amended and Restated Bylaws of the Company,          --
        dated July 24, 1986, as amended
        (incorporated by reference to Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1995).

10.1    Form of Strategic Distribution, Inc.                 --
        Amended and Restated 1990 Incentive
        Stock Option Plan (incorporated by
        reference to Exhibit 10.1 of the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.2    Form of Strategic Distribution, Inc.                  *
        Executive Compensation Plan.

10.3    Form of Amended and Restated Strategic                *
        Distribution, Inc. 1996 Non-Employee
        Director Stock Plan.

10.4    Asset Purchase Agreement, dated as of June 14,       --
        1994, between Lewis Supply (Delaware), Inc.
        and Lufkin Industries, Inc. (incorporated by reference to the Company's June 29, 1994
        Current Report on Form 8-K).

10.5    Stock Purchase Agreement, dated as of May 12,        --
        1995, between the Company and the selling shareholders parties thereto (incorporated by reference to the Company's May 12, 1995
        Current Report on Form 8-K).

10.6    Credit Agreement, dated as of December 31,           --
        1995, between Bank of America Illinois and the Company (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1995).

10.7    First Amendment to Credit Agreement, dated           --
        as of May 28, 1996, amending the Credit
        Agreement described in Exhibit 10.6
        (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
        10-Q for the fiscal quarter ended September
        30, 1996).

10.8    Second Amendment to Credit Agreement, dated          --
        as of September 9, 1996, amending the
        Credit Agreement described in Exhibit 10.6
        (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form
        10-Q for the fiscal quarter ended September
        30, 1996).

10.9    Third Amendment to Credit Agreement, dated            *
        as of December 20, 1996, amending the
        Credit Agreement described in Exhibit 10.6.

21.     List of Subsidiaries of the Company                   *

23.     Consent of KPMG Peat Marwick LLP                      *

27.     Financial Data Schedule                               *

(b) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of 1996.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March, 1997.


                                       Strategic Distribution, Inc.

                                       By: /s/ ANDREW M. BURSKY
                                          -----------------------------
                                          Andrew M. Bursky
                                          Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

/s/ ANDREW M. BURSKY            Chairman of the Board and
----------------------------    Director
Andrew M. Bursky                March 24, 1997

/s/ THEODORE R. RIEPLE          President and
----------------------------    Director
Theodore R. Rieple              March 24, 1997

                                Executive Vice President
/s/ CATHERINE B. JAMES          and Chief Financial Officer
----------------------------    Director
Catherine B. James              March 24, 1997

/s/ CHARLES J. MARTIN           Vice President, Controller and
----------------------------    Chief Accounting Officer
Charles J. Martin               March 24, 1997

/s/ JEFFERY O. BEAUCHAMP
----------------------------    Director
Jeffery O. Beauchamp            March 24, 1997

/s/ WILLIAM R. BERKLEY
----------------------------    Director
William R. Berkley              March 24, 1997

/s/ ARNOLD W. DONALD
----------------------------    Director
Arnold W. Donald                March 24, 1997

/s/ JACK H. NUSBAUM
----------------------------    Director
Jack H. Nusbaum                 March 24, 1997

/s/ JOSHUA A. POLAN
----------------------------    Director
Joshua A. Polan                 March 24, 1997

/s/ MITCHELL I. QUAIN
----------------------------    Director
Mitchell I. Quain               March 24, 1997