Form 10-Q
period 1997-03-31
STRATEGIC DISTRIBUTION INC
filed 1997-05-12
CIK 73822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               ----------------------------------------
                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number    0-5228
                      --------------------------

                          STRATEGIC DISTRIBUTION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        22-1849240
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I. R. S. Employer
 incorporation or organization)                       Identification No.)

1635-D Bustleton Pike, Feasterville, PA                    19047
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                  215-396-3088
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

   12136 W. Bayaud, Suite 320, Lakewood, CO                         80228
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                         if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes x   No
                                                       ---    ---

Number of Common Shares outstanding at May 7, 1997:   30,228,949.

                               TABLE OF CONTENTS

                         Part I - Financial Information
                         ------------------------------
Item I                                                               Page No.
------                                                               --------
    Consolidated Financial Statements:

    -     Consolidated Balance Sheets -                                  1
          March 31, 1997 (unaudited)
          and December 31, 1996

    -     Consolidated Statements of Operations                          2
          (unaudited) - Three Months Ended
          March 31, 1997 and 1996

    -     Consolidated Statements of Cash Flows                          3
          (unaudited) - Three Months Ended March 31,
          1997 and 1996

    -     Notes to Consolidated Financial Statements                     4
          (unaudited)

Item 2
------
    Management's Discussion and Analysis of Financial                    6
    Condition and Results of Operations

                          Part II - Other Information
                          ---------------------------
Item 6
------
    Exhibits and Reports on Form 8-K                                    11

Signatures                                                              12

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                (dollars in thousands, except for share data)

                                                                       March 31,   December 31,
                                                                         1997          1996
                                                                      -----------  ------------
                                                                      (unaudited)
                             ASSETS
 Current assets:
   Cash and cash equivalents                                           $ 19,726     $ 35,498
   Accounts receivable, net                                              23,416       17,910
   Inventories                                                           18,451       15,720
   Deferred tax asset                                                     1,382        1,382
   Prepaid expenses and other current assets                                634          436
                                                                       --------     --------
        Total current assets                                             63,609       70,946
 Property and equipment, net                                              3,015        2,251
 Net assets of discontinued operations                                   16,278       16,614
 Excess of cost over fair value of net assets acquired, net               2,495        2,525
 Other intangible assets, net                                             6,531          -
 Other assets                                                                51           46
                                                                       --------     --------
        Total assets                                                   $ 91,979     $ 92,382
                                                                       --------     --------
                                                                       --------     --------
               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses                               $ 21,966     $ 17,477
   Current portion of long-term debt (related party $500 in 1997)           517           22
                                                                       --------     --------
        Total current liabilities                                        22,483       17,499
 Long-term debt (related party $500 in 1996)                                 74          587
 Subordinated debt (related party)                                        1,400          -
 Deferred tax liability                                                     342          342
                                                                       --------     --------
        Total liabilities                                                24,299       18,428
                                                                       --------     --------
 Stockholders' Equity:
   Preferred stock, par value $.10 per share.
     Authorized:  500,000 shares; issued and outstanding:  none             -            -
   Common stock, par value $.10 per share.
      Authorized 50,000,000 shares; issued and outstanding:
      30,213,499 and 29,523,361 shares                                    3,021        2,952
   Additional paid-in capital                                            91,228       88,753
   Accumulated deficit                                                  (26,519)     (17,701)
   Note receivable from related party                                       (50)         (50)
                                                                       --------     --------
        Total stockholders' equity                                       67,680       73,954
                                                                       --------     --------
        Total liabilities and stockholders' equity                     $ 91,979     $ 92,382
                                                                       --------     --------
                                                                       --------     --------


          See accompanying notes to consolidated financial statements

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations

                                  (unaudited)

                (dollars in thousands, except for share data)

                                                        Three months ended March 31,
                                                        ----------------------------
                                                            1997            1996
                                                         ----------      ----------
Revenues                                                 $   34,506      $   16,508
Costs and expenses:
  Cost of materials                                          27,570          13,329
  Operating wages and benefits                                3,330           1,409
  Other operating costs                                         903             275
  Selling, general and administrative expenses                3,864           2,276
  Acquired in-process research and development                8,000             -
                                                         ----------      ----------
Total costs and expenses                                     43,667          17,289
                                                         ----------      ----------
          Operating loss                                     (9,161)           (781)
Interest expense (income):
  Interest expense                                               32              41
  Interest income                                              (375)             (4)
                                                         ----------      ----------
Interest expense (income), net                                 (343)             37
                                                         ----------      ----------
          Loss from continuing operations                    (8,818)           (818)
          Loss from discontinued operations                     -            (1,148)
                                                         ----------      ----------
          Net loss                                       $   (8,818)     $   (1,966)
                                                         ----------      ----------
                                                         ----------      ----------
Net loss per common share:
          Loss from continuing operations                $    (0.29)     $    (0.04)
          Loss from discontinued operations                     -             (0.05)
                                                         ----------      ----------
          Net loss                                       $    (0.29)     $    (0.09)
                                                         ----------      ----------
                                                         ----------      ----------
Average number of shares of common stock outstanding     30,013,611      21,740,823
                                                         ----------      ----------
                                                         ----------      ----------








         See accompanying notes to consolidated financial statements

                STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                 (unaudited)

                           (dollars in thousands)

                                                                 Three months ended March 31,
                                                                 ---------------------------
                                                                    1997              1996
                                                                 ---------         ---------
Cash flows from operating activities:
  Loss from continuing operations                                $ (8,818)         $   (818)
  Adjustments to reconcile loss from continuing operations
   to net cash provided by (used in) operating activities:
     Depreciation and amortization                                    397               159
     Acquired in-process research and development                   8,000               -
  Changes in operating assets and liabilities,
   net of effects of acquisition:
     Accounts receivable                                           (4,316)            1,348
     Inventories                                                   (2,731)           (1,134)
     Prepaid expenses and other current assets                       (208)             (182)
     Accounts payable and accrued expenses                          3,423             2,539
     Other, net                                                         1               (20)
                                                                 --------           -------
     Net cash provided by (used in) continuing operations          (4,252)            1,892
  Discontinued operations:
       Net loss                                                       -              (1,148)
       Change in net assets                                           336             1,716
                                                                 --------           -------
         Net cash provided by (used in) operating activities       (3,916)            2,460
                                                                 --------           -------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                   (10,769)              -
  Additions of property and equipment                                (558)             (444)
                                                                 --------           -------
       Net cash used in investing activities                      (11,327)             (444)
                                                                 --------           -------
Cash flows from financing activities:
  Proceeds from sale of common stock                                  139                57
  Repayment of note payable                                          (400)           (1,735)
  Repayment of loan to stockholders                                  (250)              -
  Repayment of long-term obligations                                  (18)               (5)
                                                                 --------           -------
       Net cash used in financing activities                         (529)           (1,683)
                                                                 --------           -------
         Increase (decrease) in cash and cash equivalents         (15,772)              333
Cash and cash equivalents, at beginning of the period              35,498               362
                                                                 --------           -------
Cash and cash equivalents, at end of the period                  $ 19,726           $   695
                                                                 --------           -------
                                                                 --------           -------
Supplemental cash flow information:
  Taxes paid                                                     $      1           $   112
  Interest paid                                                        10                76



         See accompanying notes to consolidated financial statements

                    STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                      Notes To Consolidated Financial Statements
                    (dollars in thousands, except for share data)
                                     (unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 1997 and 1996 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. On November 11, 1996, the Company announced its intention to sell two of its subsidiaries, SSI and American Technical Services Group, Inc. ("ATSG"), in order to focus more directly on the development of the Company's In-Plant Store business. The Company believes it will be possible to consummate the sale of these two companies by June 30, 1997; there can be no guarantee, however, that the sales will be consummated by June 30, 1997. The results of operations of SSI and ATSG have, therefore, been presented in the Company's consolidated financial statements to conform with discontinued operations treatment.

     The presentation of the 1996 statement of operations has been reclassified as a result of the discontinued operations.

3. On January 28, 1997, the Company acquired all of the outstanding common stock of INTERMAT International Materials Management, Inc.
("INTERMAT"). The purchase price consisted of $10,800 in cash, a $1,400 subordinated note, and 625,000 newly issued shares of the Company's common stock valued at $2,406. The source of the cash portion of the purchase price was utilization of available cash and cash equivalents. The method of accounting for this acquisition was the purchase accounting method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values and amounts allocated to acquired in-process research and development have been expensed at the time of acquisition. The results of operations of INTERMAT are included in the Company's statements of operations from date of acquisition.

    Presented below are unaudited pro forma consolidated results of operations for the three months ended March 31, 1997 and 1996. The applicable pro forma adjustments give effect in 1996 and 1997 to the acquisition of INTERMAT as if such acquisition occurred on January 1 of each period.

                                        Three Months Ended March 31,
                                        ----------------------------
                                             1997          1996
                                             ----          ----
Revenues                                   $34,884       $17,423
Loss from continuing operations            $(8,963)      $(1,740)
Net loss per common share from
 continuing operations                     $ (0.30)      $ (0.08)

    The unaudited pro forma consolidated results of operations disclose the results from continuing operations excluding charges or credits directly attributable to the transaction.

    One In-Plant Store-Registered Trademark- customer (with which the Company operates under six separate contracts) represented approximately 21% and 22% of pro forma revenues for the three months ended March 31, 1997 and 1996. Another In-Plant Store customer (with which the Company operates under three separate contracts) represented approximately 12% of pro forma revenues for the three months ended March 31, 1996, but less than 10% for the three months ended March 31, 1997. A third customer (with which the Company operates under one contract) represented approximately 11% of pro forma revenues for the three months ended March 31, 1996, but less than 10% for the three months ended March 31, 1997.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

GENERAL

    Certain statements in this Item 2 constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the risk factors set forth under "Investment Considerations" in the Company's prospectus, dated May 20, 1996, filed under the Securities Act of 1933.

    The Company provides proprietary industrial supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store-Registered Trademark- program. The Company became a provider of the In-Plant Store program on January 4, 1994. The Company conducts its operations primarily through its subsidiaries Industrial Systems Associates, Inc. ("ISA") and INTERMAT International Materials Management, Inc. ("INTERMAT"), which was acquired on January 28, 1997. At March 31, 1997, the Company had 80 In-Plant Store facilities.

    In late 1995, the Company formed two subsidiaries to operate in Mexico, Strategic Distribution Marketing de Mexico, S.A. de C.V. and Strategic Distribution Services de Mexico, S.A. de C.V. (collectively "Mexico"). Mexico's operations are conducted in U.S. dollars and therefore the Company is not exposed to foreign currency translation adjustments. Mexico's revenues for the quarters ended March 31, 1997 and 1996 represented less than 1% of consolidated revenues.

    Two of the Company's subsidiaries, SafetyMaster Corporation
("SafetyMaster") and Lewis Supply (Delaware) Inc. were merged on May 24, 1996, with SafetyMaster the surviving corporation . SafetyMaster changed its name to Strategic Supply, Inc. ("SSI") on May 24, 1996.

    On November 11, 1996, the Company announced its intention to sell two of its subsidiaries, SSI and American Technical Services Group, Inc. ("ATSG"), in order to focus more directly on the development of the Company's In-Plant Store business. The Company believes it will be possible to consummate the sale of these two companies by June 30, 1997; there can be no guarantee, however, that the sales will be consummated by June 30, 1997. The results of operations of SSI and ATSG have, therefore, been presented in the Company's consolidated financial statements for the three months ended March 31, 1997 and 1996 to conform with discontinued operations treatment.

    The presentation of the 1996 statement of operations has been reclassified as a result of the discontinued operations.

    Cost of materials includes the cost of products. Operating wages and benefits and other operating expenses are the operating costs of the In-Plant Store facilities, as well as project related costs of INTERMAT. Selling, general and administrative expenses are those expenses not directly associated with operating activities.

RESULTS OF OPERATIONS

    The following table of revenues and percentages sets forth selected items of the results of operations.

                                                      Three Months ended
                                                    ---------------------
                                                      1997          1996
                                                    -------       -------
                                                    (dollars in thousands)

Revenues                                            $34,506       $16,508
                                                      100.0%        100.0%
Cost of materials                                      79.9          80.7
Operating wages and benefits                            9.7           8.5
Other operating expenses                                2.6           1.7
Selling, general and administrative expenses           11.2          13.8
Acquired in-process research and development           23.2           -
Operating loss                                        (26.6)         (4.7)
Interest expense (income), net                         (1.0)         (0.2)
Loss from continuing operations                       (25.6)         (4.9)
Loss from discontinued operations                       -            (7.0)
Net loss                                              (25.6)        (11.9)


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    Revenues for the three months ended March 31, 1997 increased 109% to $34,506 from $16,508 for the three months ended March 31, 1996. This growth resulted primarily from the implementation of new In-Plant Store facilities and the inclusion of the results of operations of INTERMAT. The number of In-Plant Store facilities increased from 35 at March 31, 1996 to 80 at March 31, 1997. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 22% and 23% of revenues for the three months ended March 31, 1997 and 1996. Another In-Plant Store customer (with which the Company operates under three separate contracts) represented approximately 13% of revenues for the three month ended March 31, 1996, but less than 10% for the three months ended March 31, 1997. A third customer (with which the Company operates under one contract) represented approximately 11% of revenues for the three months ended March 31, 1996, but less than 10% for the three months ended March 31, 1997.

    Cost of materials as a percentage of revenues decreased to 79.9% for the three months ended March 31, 1997 from 80.7% in 1996. This decrease is a result of INTERMAT having a lower cost of materials, as a percentage of revenues, than ISA. This percentage may vary depending upon the sales mix of the two subsidiaries.

    Operating wages and benefits expense as a percentage of revenues increased to 9.7% for the three months ended March 31, 1997 from 8.5% in 1996. Other operating expenses as a percentage of revenue increased to 2.6% for the three months ended March 31, 1997 from 1.7% in 1996. These increases resulted primarily from operating expenses for new In-Plant Store facilities, as a percentage of revenues, being higher than those of more mature facilities. During the start-up phase of new facilities, operating expenses generally increase at a higher rate than revenues are recognized. As new In-Plant Store facilities are added, the Company will continue to incur these high start-up costs, and operating expenses as a percentage of revenues may continue to increase, depending upon the rate at which the Company adds new In-Plant Store facilities. The increase also resulted from the inclusion of INTERMAT's results of operations which reflect a higher percentage of these expenses than In-Plant Store operations.

    Selling, general and administrative expenses as a percentage of revenues decreased to 11.2% for the three months ended March 31, 1997 from 13.8% in 1996. As the In-Plant Store program continues to expand, this expense will continue to increase; however, as a percentage of revenue, it may decrease as the ratio of new In-Plant Store facilities to more mature facilities decreases.

    The Company recorded a non-recurring charge of $8,000 in the quarter ended March 31, 1997 for acquired in-process research and development in connection with the acquisition of INTERMAT.

    Interest income, net increased by $380 to $343 for the three months ended March 31, 1997 from interest expense, net of $37 in 1996. The increase resulted primarily from the sale of 7,630,000 shares of Common Stock in May 23, 1996 and the interest on the net proceeds.

    Loss from discontinued operations was $1,148 for the three months ended March 31, 1996. The Company has decided to sell SSI and ATSG in order to focus exclusively on the growth of its In-Plant Store business. Results of operations of SSI and ATSG for the three months ended March 31, 1997 have been included in the provision for loss on sale of discontinued operations established at December 31, 1996.

    Net loss for the three months ended March 31, 1997 was $8,818, compared to a net loss of $1,966 in 1996, as a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

    Effective as of December 31, 1995, the Company entered into a revolving bank credit agreement providing maximum borrowings of $20,000. The credit agreement was amended on September 9,1996 to reduce the permitted maximum outstanding borrowings to $5,000. Borrowings bear interest at the prime rate (8.50% as of March 31, 1997) and/or a Eurodollar rate, with a 3/8% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets as well as the pledge of the capital stock of the Company's subsidiaries. As of December 31, 1996 and March 31, 1997 there were no borrowings outstanding under the credit facility.

    On January 28, 1997, the Company completed the acquisition of INTERMAT for a purchase price consisting of $10,800 in cash, a $1,400 subordinated note and 625,000 newly issued shares of Common Stock. This acquisition resulted in a decline in cash and cash equivalents, and an increase in indebtedness.

    On May 23, 1996, the Company sold 7,630,000 shares of its common stock in an underwritten public ("Offering"). The net proceeds to the Company were approximately $55,332. A portion of the net proceeds were used to repay the Company's bank indebtedness. The balance of the remaining net proceeds is available for working capital, including the opening of In-Plant Store facilities, for general corporate purposes and for possible acquisitions.

    The net cash used in continuing operations was $4,252 for the three months ended March 31, 1997 compared to net cash provided by continuing operations of $1,892 in 1996. The change resulted primarily from an increase in net loss, accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. The net loss was offset by the non-cash charge for acquired in-process research and development. Accounts receivable increased primarily as a result of a few large customers not paying their balances until early April 1997 and an increase in the number of In-Plant Store facilities. Inventories increased primarily from the increase in the number of In-Plant Store facilities. Accounts payable and accrued expenses increased primarily from higher inventory levels.

    The results of the discontinued operations for the three months ended March 31, 1997 have been included in the provision for loss on sale of discontinued operations established at December 31, 1996.

    The change in net assets of discontinued operations was a decrease of $336 for the three months ended March 31, 1997 compared to a decrease of $1,716 in 1996. The reduction in this amount was a result of a smaller decrease in working capital for the three months ended March 31, 1997 as compared to 1996.

    The net cash used in investing activities was $11,327 for the three months ended March 31, 1997 compared to $444 in 1996. The increased resulted primarily from the cash portion of the purchase price for the acquisition of INTERMAT.

    The net cash used in financing activities was $529 for the three months ended March 31, 1997 compared to $1,683 in 1996. This decrease resulted primarily from the repayment of the Company's indebtedness with the net proceeds from the Offering.

    The Company believes that cash on hand, cash generated from future operations, and cash from the Company's bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program.

CHANGES IN ACCOUNTING PRINCIPALS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128, "Earning per Share" which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires presentation of basic and diluted per share amounts for income from continuing operations and net income. The Company does not expect the adoption of the pronouncement to materially impact earnings per share.

                                     PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a).   Exhibits:

       3.1 Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
             June 30, 1996).

       3.2 Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

       4.1 The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section (b) (4) (iii) (A) of Item 601 of Regulation S-K.
             The Company agrees to furnish supplementally copies of these instruments to the Commission upon request.

      10.1 Agreement and Plan of Merger, dated as of January 28, 1997, by and among Strategic Distribution, Inc., INTERMAT Acquisition Corp., INTERMAT International Materials Management
             Engineers, Inc., Jeffery O. Beauchamp, Toni R. Beauchamp, Gregory A. Enders, Winston Gilpin, Gary Johnson and John
             Miday (incorporated by reference to Exhibit 2 of the Company's January 28, 1997 Current Report on Form 8-K).

      10.2 Employment Agreement, dated as of January 28, 1997, by and among Strategic Distribution, Inc., INTERMAT Acquisition Corp. and Jeffery O. Beauchamp.

(b).  Reports on Form 8-K:

      During the quarter ended March 31, 1997, the Company filed the following Current Report on Form 8-K with the Securities and Exchange Commission

             On February 12, 1997, the Company filed a Current Report on Form 8-K with respect to the Company's acquisition of all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. This transaction was completed on January 28, 1997

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Strategic Distribution, Inc.


Date: May 12, 1997                     By:  /s/ Andrew M. Bursky
                                           -------------------------------
                                           Andrew M. Bursky
                                           Chairman of the Board

Date: May 12, 1997                     By:  /s/ Charles J. Martin
                                           -------------------------------
                                           Charles J. Martin,
                                           Vice President, Controller and
                                           Chief Accounting Officer

                                    EXHIBIT INDEX

                                                             Page No.
                                                           in Manually
                                                           Signed Copy
                                                           -----------

3.1   Second Restated Certificate of Incorporation
      of the Company filed June 21, 1996 with the
      Secretary of State of Delaware (incorporated
      by reference to Exhibit 3.2 of the Company's
      Quarterly Report on Form 10-Q for the fiscal
      quarter ended June 30, 1996).                             --

3.2   Amended and Restated Bylaws of the
      Company, as amended (incorporated by
      reference to Exhibits 3.2 and 3.2(a) of the
      Company's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1995).                 --

10.1  Agreement and Plan of Merger, dated as of
      January 28, 1997, by and among Strategic
      Distribution, Inc., INTERMAT Acquisition
      Corp., INTERMAT International Materials
      Management Engineers, Inc., Jeffery O.
      Beauchamp, Toni R. Beauchamp, Gregory A.
      Enders, Winston Gilpin, Gary Johnson and
      John Miday (incorporated by reference to
      Exhibit 2 of the Company's January 28, 1997
      Current Report on Form 8-K).                              --

10.2  Employment Agreement, dated as of January
      28, 1997, by and among Strategic Distribution,
      Inc., INTERMAT Acquisition Corp. and
      Jeffery O. Beauchamp.                                     16