Form 10-Q
period 1997-06-30
STRATEGIC DISTRIBUTION INC
filed 1997-08-05
CIK 73822

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                                _________________________________________

                                          OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from________________ to  ________________________

Commission file number    0-5228
                       ____________________________

                         STRATEGIC DISTRIBUTION, INC.
____________________________________________________________________________
                (Exact name of registrant as specified in its charter)

                    Delaware                        22-1849240
____________________________________________________________________________
    (State or other jurisdiction of        (I. R. S. Employer
     incorporation or organization)         Identification No.)

1635-D Bustleton Pike, Feasterville, PA           19047
____________________________________________________________________________
(Address of principal executive offices)         (Zip Code)

                                   215-396-3088
____________________________________________________________________________
                 (Registrant's telephone number, including area code)


____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes    x      No
                                                         ______       ______

Number of Common Shares outstanding at July 30, 1997: 30,660,759

                                  TABLE OF CONTENTS

                            PART I - FINANCIAL INFORMATION

ITEM I                                                PAGE NO.

    Consolidated Financial Statements:

    -     Consolidated Balance Sheets -                    1
          June 30, 1997 (unaudited)
          and December 31, 1996

    -     Consolidated Statements of Operations            2
          (unaudited) - Three Months and
          Six Months Ended June 30, 1997 and 1996

    -     Consolidated Statements of Cash Flows            3
          (unaudited)  - Six Months Ended June 30, 1997
          and 1996

    -     Notes to Consolidated Financial Statements       4
          (unaudited)

ITEM 2

    Management's Discussion and Analysis of Financial      6
    Condition and Results of Operations

                             PART II - OTHER INFORMATION
ITEM 4

    Submission of Matters to a Vote of Security Holders    14

ITEM 6

    Exhibits and Reports on Form 8-K                       15

Signatures                                                 17

                     STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                               Consolidated Balance Sheets

                            (in thousands, except for share data)

                                                         June 30,     December 31,
                                                           1997          1996
                                                       -----------    ------------
                                                       (unaudited)
                                                       -----------
                      Assets
--------------------------------------------------
Current assets:
  Cash and cash equivalents                             $ 26,300      $ 35,498
  Accounts receivable, net                                25,423        17,910
  Inventories                                             21,598        15,720
  Prepaid expenses and other current assets                  771           436
  Notes receivable                                           256           -
  Deferred tax asset                                       1,382         1,382
                                                        --------      --------
       Total current assets                               75,730        70,946

Notes receivable                                           2,769           -
Property and equipment, net                                3,251         2,251
Net assets of discontinued operations                      1,692        16,614
Excess of cost over fair value of net assets
  acquired, net                                            2,464         2,525
Other intangible assets, net                               6,301           -
Other assets                                                  60            46
                                                        --------      --------
       Total assets                                     $ 92,267      $ 92,382
                                                        --------      --------
                                                        --------      --------
      Liabilities and Stockholders' Equity
-------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                 $ 27,018      $ 17,477
  Current portion of long-term debt (related party
    $500 in 1997)                                            511            22
                                                        --------      --------
       Total current liabilities                          27,529        17,499

Long-term debt (related party $500 in 1996)                   87           587
Subordinated debt-related party                            1,400           -
Deferred tax liability                                       342           342
                                                        --------      --------
       Total liabilities                                  29,358        18,428
                                                        --------      --------
Stockholders' Equity:
  Preferred stock, par value $.10 per share.
    Authorized:  500,000 shares; issued and
      outstanding: none                                      -             -
  Common stock, par value $.10 per share.
     Authorized 50,000,000 shares; issued:
     30,650,203 and 29,523,361 shares                      3,065         2,952
  Additional paid-in capital                              92,946        88,753
  Accumulated deficit                                    (32,052)      (17,701)
  Note receivable from related party                      (1,000)          (50)
                                                        --------      --------
                                                          62,959        73,954
  Treasury stock:  12,500 shares, at cost                    (50)          -
                                                        --------      --------
       Total stockholders' equity                         62,909        73,954
                                                        --------      --------
       Total liabilities and stockholders' equity       $ 92,267      $ 92,382
                                                        --------      --------
                                                        --------      --------

           See accompanying notes to consolidated financial statements

                          STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                              Consolidated Statements of Operations

                                           (unaudited)

                               (in thousands, except for share data)

                                                     Three months ended June 30,   Six months ended June 30,
                                                     ---------------------------   -------------------------
                                                        1997           1996           1997           1996
                                                     -----------    -----------    -----------   -----------
Revenues                                             $    41,270    $    19,518    $    75,776   $    36,026
Costs and expenses:
  Cost of materials                                       32,935         15,544         60,504        28,873
  Operating wages and benefits                             3,589          1,784          6,919         3,193
  Other operating expenses                                 1,511            317          2,415           592
  Selling, general and administrative expenses             4,548          2,772          8,412         5,048
  Acquired in-process technology                               -              -          8,000             -
                                                     -----------    -----------    -----------   -----------
Total costs and expenses                                  42,583         20,417         86,250        37,706
                                                     -----------    -----------    -----------   -----------
          Operating loss                                  (1,313)          (899)       (10,474)       (1,680)

Interest expense (income):
  Interest expense                                            41             37             73            78
  Interest (income)                                         (321)          (292)          (696)         (296)
                                                     -----------    -----------    -----------   -----------
Interest expense (income), net                              (280)          (255)          (623)         (218)
                                                     -----------    -----------    -----------   -----------
          Loss from continuing operations                 (1,033)          (644)        (9,851)       (1,462)

Discontinued operations:
          Loss from discontinued operations                    -         (1,017)             -        (2,165)
          Loss from sale of discontinued operations       (4,500)             -         (4,500)            -
                                                     -----------    -----------    -----------   -----------
          Net loss                                   $    (5,533)   $    (1,661)   $   (14,351)  $    (3,627)
                                                     -----------    -----------    -----------   -----------
                                                     -----------    -----------    -----------   -----------
Net loss per common share:
          Loss from continuing operations            $     (0.03)   $     (0.03)   $     (0.33)  $     (0.06)
          Loss from discontinued operations                (0.15)         (0.04)         (0.15)        (0.10)
                                                     -----------    -----------    -----------   -----------
          Net loss                                   $     (0.18)   $     (0.07)   $     (0.48)  $     (0.16)
                                                     -----------    -----------    -----------   -----------
                                                     -----------    -----------    -----------   -----------
Average number of shares of common stock
  outstanding                                         30,399,446     25,056,757     30,207,594    23,398,791
                                                     -----------    -----------    -----------   -----------
                                                     -----------    -----------    -----------   -----------

             See accompanying notes to consolidated financial statements

                          STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows

                                            (unaudited)

                                           (in thousands)

                                                       Six months ended June 30,
                                                       -------------------------
                                                          1997            1996
                                                       ---------        --------
Cash flows from operating activities:
Loss from continuing operations                        $  (9,851)        (1,462)
Adjustments to reconcile loss from continuing
  operations to net cash used in operating
  activities:
     Depreciation and amortization                           937            331
     Acquired in-process technology                        8,000              -
Changes in operating assets and liabilities,
  net of effects of acquisition:
     Accounts receivable                                  (6,323)        (1,662)
     Inventories                                          (5,878)        (3,302)
     Prepaid expenses and other current assets              (358)          (482)
     Accounts payable and accrued expenses                 8,474          5,021
     Other, net                                               (7)           (14)
\                                                        --------        -------
     Net cash used in continuing operations               (5,006)        (1,570)
Discontinued operations:
     Net loss                                             (4,500)        (2,165)
     Decrease in net assets                                4,440          2,803
                                                        --------        -------
         Net cash used in operating activities            (5,066)          (932)
                                                        --------        -------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired       (10,769)             -
     Additions of property and equipment                  (1,060)          (939)
     Proceeds from sale of discontinued operations         7,458              -
                                                        --------        -------
         Net cash used in investing activities            (4,371)          (939)
                                                        --------        -------
Cash flows from financing activities:
     Proceeds from sale of common stock                      900         55,429
     Repayment of note payable                              (400)        (4,445)
     Repayment of loan to stockholders                      (250)             -
     Repayment of long-term obligations                      (11)           (10)
                                                        --------        -------
         Net cash provided by financing activities           239         50,974
                                                        --------        -------
         Increase (decrease) in cash and cash
           equivalents                                    (9,198)        49,103
Cash and cash equivalents, at beginning of the period     35,498            362
                                                        --------        -------
Cash and cash equivalents, at end of the period         $ 26,300        $49,465
                                                        --------        -------
                                                        --------        -------
Supplemental cash flow information:
         Taxes paid                                     $      2        $   112
         Interest paid                                        60            151

           See accompanying notes to consolidated financial statements

                    STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                      Notes To Consolidated Financial Statements
                    (dollars in thousands, except for share data)
                                     (unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 1997 and 1996 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. On November 11, 1996, the Company announced its intention to sell two of its subsidiaries, Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG"), in order to focus more directly on the development of the Company's In-Plant Store-Registered Trademark- business.

    On June 2, 1997, the Company, SSI and Coulson Technologies, Inc., a wholly-owned subsidiary of SSI ("Coulson"), sold, conveyed, transferred and assigned to DXP Acquisition, Inc., a Nevada corporation ("DXP Acquisition") and a wholly-owned subsidiary of DXP Enterprises, Inc., a Texas corporation ("DXP"), substantially all of the assets and business of SSI and Coulson (excluding, however, the accounts receivable of $5,669 which were retained by SSI and Coulson). DXP Acquisition also assumed certain obligations and liabilities of SSI and Coulson in connection with the disposition. The disposition was made pursuant to the terms of that certain Asset Purchase Agreement among the Company, SSI, Coulson, DXP Acquisition and DXP dated May 27, 1997 with the purchase price determined as of May 31, 1997. Total consideration for the acquisition (subject to adjustment) consisted of $4,433 in cash, promissory notes from DXP Acquisition to SSI in the aggregate principal amount of $3,025 and an earn-out (contingent payment) which could result in additional compensation to SSI of up to $3,500.

     The Company believes it will be possible to consummate the sale of ATSG by December 31, 1997; there can be no guarantee, however, that the sale will be consummated by that date. The results of operations of SSI and ATSG have been presented in the Company's consolidated financial statements to conform with discontinued operations treatment.

    The presentation of the 1996 statement of operations has been reclassified as a result of the discontinued operations.

3. On January 28, 1997, the Company acquired all of the outstanding common stock of INTERMAT International Materials Management, Inc. ("INTERMAT"). The purchase price consisted of $10,800 in cash, a $1,400 subordinated note, and 625,000 newly issued shares of the Company's common stock valued at $2,406. The source of the cash portion of the purchase price was available cash and cash equivalents. The method of accounting for this acquisition was the purchase accounting method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values and amounts allocated to acquired in-process technology have been expensed at the time of acquisition. The results of operations of INTERMAT are included in the Company's statements of operations from date of acquisition.

    Presented below are unaudited pro forma consolidated results of operations for the six months ended June 30, 1997 and 1996. The applicable pro forma adjustments give effect in 1997 and 1996 to the acquisition of INTERMAT as if such acquisition occurred on January 1 of each period.



                                          Six Months Ended June 30,
                                          -------------------------
                                            1997             1996
                                            ----             ----

Revenues                                  $76,154          $38,312
Loss from continuing operations           $(9,996)         $(2,524)
Net loss per common share from
 continuing operations                    $ (0.33)         $ (0.11)

    The unaudited pro forma consolidated results of operations disclose the results from continuing operations excluding charges or credits directly attributable to the transaction.

    One In-Plant Store-Registered Trademark- customer (with which the Company operates under six separate contracts) represented approximately 18% and 22% of pro forma revenues for the six months ended June 30, 1997 and 1996. Another In-Plant Store customer (with which the Company operates under three separate contracts) represented approximately 11% of pro forma revenues for the six months ended June 30, 1996, but less than 10% for the six months ended June 30, 1997. A third customer (with which the Company operates under one contract) represented approximately 10% of pro forma revenues for the six months ended June 30, 1996, but less than 10% for the six months ended June 30, 1997.

4. The sale of SSI resulted in aggregate consideration to the Company of an amount in excess of the Company's carrying value of the divested assets. However, because of the contingent nature of a portion of the consideration, the Company has recorded a $3,500 charge to loss on sale of discontinued operations. In addition, the Company has recorded a $1,000 charge to loss on sale of discontinued operations which includes the estimated financial results of ATSG through December 31, 1997. The Company anticipates that the sale will be complete by December 31, 1997.

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

    The Company provides proprietary industrial supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store-Registered Trademark- program. The Company became a provider of the In-Plant Store program on January 4, 1994. The Company conducts its operations primarily through its subsidiaries Industrial Systems Associates, Inc. ("ISA") and INTERMAT International Materials Management, Inc. ("INTERMAT"), which was acquired on January 28, 1997. At June 30, 1997, the Company had 88 In-Plant Store facilities.

    In late 1995, the Company formed two subsidiaries to operate in Mexico, Strategic Distribution Marketing de Mexico, S.A. de C.V. and Strategic Distribution Services de Mexico, S.A. de C.V. (collectively "Mexico"). Mexico's operations are conducted in U.S. dollars and therefore the Company is not exposed to foreign currency translation adjustments. Mexico's revenues for the three months and six months ended June 30, 1997 and 1996 represented less than 1% of the Company's consolidated revenues.

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

    On June 2, 1997, the Company, SSI and Coulson Technologies, Inc., a wholly-owned subsidiary of SSI ("Coulson"), sold, conveyed, transferred and assigned to DXP Acquisition, Inc., a Nevada corporation ("DXP Acquisition") and a wholly-owned subsidiary of DXP Enterprises, Inc., a Texas corporation ("DXP"), substantially all of the assets and business of SSI and Coulson (excluding, however, the accounts receivable of $5,669 which were retained by SSI and Coulson). DXP Acquisition also assumed certain obligations and liabilities of SSI and Coulson in connection with the disposition. The disposition was made pursuant to the terms of that certain Asset Purchase Agreement among the Company, SSI, Coulson, DXP Acquisition and DXP dated May 27,1997 with the purchase price determined as of May 31, 1997. Total consideration for the acquisition (subject to adjustment) consisted of $4,433 in cash, promissory notes from DXP Acquisition to SSI in the aggregate principal amount of $3,025 and an earn-out (contingent payment) which could result in additional compensation to SSI of up to $3,500.

    The Company believes it will be possible to consummate the sale of ATSG by December 31, 1997; there can be no guarantee, however, that the sale will be consummated by that date. The results of operations of SSI and ATSG have been presented in the Company's consolidated financial statements for the six months ended June 30, 1997 and 1996 to conform with discontinued operations treatment.

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


                                      Three Months Ended    Six Months Ended
                                     ---------------------------------------
                                          June 30,              June 30,
                                          --------              --------
                                         1997      1996       1997     1996
                                         -----     ----       ----     -----
                                              (dollars in thousands)

Revenues                              $ 41,270 $  19,518   $75,776   $36,026
                                         100.0%    100.0%    100.0%   100.00%
Cost of materials                         79.8      79.6      79.8      80.1
Operating wages and benefits               8.7       9.1       9.1       8.9
Other operating expenses                   3.7       1.6       3.2       1.6
Selling, general and
  administrative expenses                 11.0      14.2      11.1      14.0
Acquired in-process technology               -         -      10.6      -
Operating loss                            (3.2)     (4.5)    (13.8)     (4.6)
Interest expense (income), net            (0.7)     (1.3)     (0.8)     (0.6)
Loss from continuing operations           (2.5)     (3.2)    (13.0)     (4.0)
Loss from discontinued operations            -      (5.3)        -      (6.1)
Loss on sale of discontinued operations  (10.9)        -      (5.9)     -
Net loss                                 (13.4)     (8.5)    (18.9)    (10.1)



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Revenues for the three months ended June 30, 1997 increased 111% to $41,270 from $19,518 for the three months ended June 30, 1996. This growth resulted primarily from the implementation of new In-Plant Store facilities and the inclusion of the results of operations of INTERMAT. The number of In-Plant Store facilities increased from 51 at June 30, 1996 to 88 at June 30, 1997. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 15% and 24% of revenues for the three months ended June 30, 1997 and 1996. Another In-Plant Store customer (with which the Company operates under one contract) represented approximately 11% of revenues for the three months ended June 30, 1996, but less than 10% for the three months ended June 30, 1997. A third customer (with which the Company operates under three separate contracts) represented approximately 10% of the revenues for the three months ended June 30, 1996, but less than 10% for the three months ended June 30, 1997.

    Cost of materials as a percentage of revenues increased to 79.8% for the three months ended June 30, 1997 from 79.6% in 1996. This increase is a result of a higher cost of materials for ISA because of a change in product mix to In-Plant Store facilities. The increase was partly offset by INTERMAT having a lower cost of materials, as a percentage of revenues, than ISA.
This percentage may vary depending upon the relative sales of the two subsidiaries.

    Operating wages and benefits expense as a percentage of revenues decreased to 8.7% for the three months ended June 30, 1997 from 9.1% in 1996. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the three months ended June 30, 1997 than in 1996. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized. The inclusion of INTERMAT's results of operations, which reflect a higher percentage of these expenses than In-Plant Store facilities, partially offset this decrease.

    Other operating expenses as a percentage of revenue increased to 3.7% for the three months ended June 30, 1997 from 1.6% in 1996. This increase resulted primarily from the inclusion of INTERMAT's results of operations which reflect a much higher percentage of these expenses than In-Plant Store operations.

    Selling, general and administrative expenses as a percentage of revenues decreased to 11.0% for the three months ended June 30, 1997 from 14.2% in 1996. As the In-Plant Store program continues to expand, this expense will continue to increase; however, as a percentage of revenue, it may decrease as the ratio of new In-Plant Store facilities to more mature facilities decreases.

    Interest income, net increased by $25 to $280 for the three months ended June 30, 1997 when compared with the interest income, net of $255 in 1996. The increase resulted primarily from the sale of 7,630,000 shares of Common Stock on May 23, 1996 and the interest on the net proceeds.

    Loss from discontinued operations was $1,017 for the three months ended
June 30, 1996. The Company has decided to sell ATSG, and has sold SSI in order to focus on the growth of its In-Plant Store business. Results of operations of SSI and ATSG for the three months ended June 30, 1997 have been included in the provision for loss on sale of discontinued operations established at December 31, 1996.

    The sale of SSI resulted in aggregate consideration to the Company of an amount in excess of the Company's carrying value of the divested assets. However, because of the contingent nature of a portion of the consideration, the Company has recorded a $3,500 charge to loss on sale of discontinued operations. In addition, the Company has recorded a $1,000 charge to loss on sale of discontinued operations which includes the estimated financial results of ATSG through December 31, 1997. The Company anticipates that the sale will be completed by December 31, 1997.

    Net loss for the three months ended June 30, 1997 was $5,533, compared to a net loss of $1,661 in 1996, as a result of the items previously discussed.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Revenues for the six months ended June 30, 1997 increased 110% to $75,776 from $36,026 for the six months ended June 30, 1996. This growth resulted primarily from the implementation of new In-Plant Store facilities and the inclusion of the results of operations of INTERMAT. The number of In-Plant Store facilities increased from 51 at June 30, 1996 to 88 at June 30, 1997. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 18% and 24% of revenues for the six months ended June 30, 1997 and 1996. Another In-Plant Store customer (with which the Company operates under one contract) represented approximately 11% of revenues for the six months ended June 30, 1996, but less than 10% for the six months ended June 30, 1997. A third customer (with which the Company operates under three separate contracts) represented approximately 11% of revenues for the six months ended June 30, 1996, but less than 10% for the six months ended June 30, 1997.

    Cost of materials as a percentage of revenues decreased to 79.8% for the six months ended June 30, 1997 from 80.1% in 1996. This decrease is a result of INTERMAT having a lower cost of materials, as a percentage of revenues, than ISA. This percentage may vary depending upon the relative sales of the two subsidiaries.

    Operating wages and benefits as a percentage of revenues increased to 9.1% for the six months ended June 30, 1997 from 8.9% in 1996. This increase is primarily a result of the percentage of revenues from new In-Plant Store facilities as compared to the percentage of revenues from more mature In-Plant Store facilities being greater for the six months ended June 30, 1997 than in 1996. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized. The inclusion of INTERMAT's results of operations, which reflect a higher percentage of these expenses than In-Plant Store facilities, augumented the increase in these expenses.

    Other operating expenses as a percentage of revenue increased to 3.2% for the six months ended June 30, 1997 from 1.6% in 1996. This increase resulted primarily from the inclusion of INTERMAT's results of operations which reflect a much higher percentage of these expenses than In-Plant Store operations.

    Selling, general and administrative expenses as a percentage of revenues decreased to 11.1% for the six months ended June 30, 1997 from 14.0% in 1996. As the In-Plant Store program continues to expand, this expense will continue to increase; however, as a percentage of revenue, it may decrease as the ratio of new In-Plant Store facilities to more mature facilities decreases.

    The Company incurred a non-recurring charge of $8,000 for acquired in-process technology in connection with the acquisition of INTERMAT.

    Interest income, net increased by $405 to $623 for the six months ended
June 30, 1997 when compared with the interest income, net of $218 in 1996. The increase resulted primarily from the sale of 7,630,000 shares of Common Stock on May 23, 1996 and the interest on the net proceeds.

    Loss from discontinued operations was $2,165 for the six months ended June 30, 1996. The Company has decided to sell ATSG and has sold SSI in order to focus on the growth of its In-Plant Store business. Results of operations of SSI and ATSG for the six months ended June 30, 1997 have been included in the provision for loss on sale of discontinued operations established at December 31, 1996.

    The sale of SSI resulted in aggregate consideration to the Company of an amount in excess of the Company's carrying value of the divested assets. However, because of the contingent nature of a portion of the consideration, the Company has recorded a $3,500 charge to loss on sale of discontinued operations. In addition, the Company has recorded a $1,000 charge to loss on sale of discontinued operations which includes the estimated financial results of ATSG through December 31, 1997. The Company anticipates that the sale will be completed by December 31, 1997.

    Net loss for the six months ended June 30, 1997 was $14,351, compared to a net loss of $3,627 in 1996, as a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

    Effective as of December 31, 1995, the Company entered into a revolving bank credit agreement providing maximum borrowings of $20,000. The credit agreement was amended on September 9, 1996 to reduce the permitted maximum outstanding borrowings to $5,000. Borrowings bear interest at the prime rate (8.50% as of June 30, 1997) and/or a Eurodollar rate, with a 3/8% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets as well as the pledge of the capital stock of the Company's subsidiaries. As of December 31, 1996 and June 30, 1997, there were no borrowings outstanding under the credit facility.

    On June 2, 1997, the Company sold the operating assets excluding, however, accounts receivable of $5,669, of SSI and Coulson. The consideration for the sale (subject to adjustment) consisted of $4,433 in cash, promissory notes from DXP Acquisition to SSI in the aggregate principal amount of $3,025 and an earn-out (contingent payment) which could result in additional compensation to SSI of up to $3,500. The sale resulted in an increase in cash and an increase in notes receivable.

    On January 28, 1997, the Company completed the acquisition of INTERMAT for a purchase price consisting of $10,800 in cash, a $1,400 subordinated note and 625,000 newly issued shares of Common Stock. This acquisition resulted in a decline in cash and cash equivalents, and an increase in indebtedness.

    On May 23, 1996, the Company sold 7,630,000 shares of its common stock in an underwritten public offering. The net proceeds to the Company were approximately $55,332. A portion of the net proceeds were used to repay the Company's bank indebtedness. The balance of the remaining net proceeds is available for working capital, including the opening of In-Plant Store facilities, for general corporate purposes and for possible acquisitions.

    The net cash used in continuing operations was $5,006 for the six months ended June 30, 1997 compared to $1,570 in 1996. The change resulted primarily from an increase in net loss from continuing operations, accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. The increase in net loss from continuing operations was offset primarily by the non-cash charge for acquired in-process technology. Accounts receivable increased primarily as a result of a few large customers not paying their balances until early July 1997 and an increase in the number of In-Plant Store facilities. Inventories increased primarily from the increase in the number of In-Plant Store facilities. Accounts payable and accrued expenses increased primarily from higher inventory levels.

    The results of the discontinued operations for the six months ended June 30, 1997 have been included in the provision for loss on sale of discontinued operations established at December 31, 1996. The sale of SSI resulted in aggregate consideration to the Company of an amount in excess of the Company's carrying value of the divested assets. However, because of the contingent nature of a portion of the consideration, the Company has recorded a $3,500 charge to loss on sale of discontinued operations. In addition, the Company has recorded a $1,000 charge to loss on sale of discontinued operations which includes the estimated financial results of ATSG through December 31, 1997. The Company anticipates that the sale will be completed by December 31, 1997.

    The decrease in net assets of discontinued operations was $4,440 for the six months ended June 30, 1997 compared to $2,803 in 1996. This change resulted primarily from the sale of SSI to DXP Acquisition.

    The net cash used in investing activities was $4,371 for the six months ended June 30, 1997 compared to $939 in 1996. The increase resulted primarily from the cash portion of the purchase price for the acquisition of INTERMAT which was partially offset by the proceeds from the sale of discontinued operations.

    The net cash provided by financing activities was $239 for the three months ended June 30, 1997 compared to $50,974 in 1996. The net decrease resulted primarily from the sale of common stock offset by the repayment of the note payable to the bank during May 1996.

    The Company believes that cash on hand and cash from the Company's bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program for the next twelve months.

CHANGES IN ACCOUNTING PRINCIPLES

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires presentation of basic and diluted per share amounts for income from continuing operations and net income. The Company does not expect the adoption of the pronouncement to materially impact earnings per share.

PART II

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's 1997 Annual Meeting of Stockholders (the "1997 Annual Meeting") was held on May 20, 1997. At the 1997 Annual Meeting, Jeffery O. Beauchamp, William R. Berkley, Andrew M. Bursky, Arnold W. Donald, Catherine B. James, George E. Krauter, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and John M. Sergey were elected to the Company's Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualify. At the 1997 Annual Meeting, 25,985,046 shares were voted for Mr. Beauchamp and 64,364 votes were withheld, 25,983,325 shares were voted for Mr. Berkley and 66,085 votes were withheld, 25,978,284 shares were voted for Mr. Bursky and 71,126 votes were withheld, 25,984,696 shares were voted for Mr. Donald and 64,714 votes were withheld, 25,975,709 shares were voted for Ms. James and 73,701 votes were withheld, 25,963,330 shares were voted for Mr. Krauter and 86,080 votes were withheld, 25,985,046 shares were voted for Mr. Nusbaum and 64,364 votes were withheld, 25,979,119 shares were voted for Mr. Polan and 70,291 votes were withheld, 25,985,046 shares were voted for Mr. Quain and 64,364 votes were withheld, and 25,980,046 shares were voted for Mr. Sergey and 69,364 votes were withheld.

At the 1997 Annual Meeting, holders of Common Stock were asked to (i) approve an increase, to 3,000,000, of the number of shares of Common Stock which may be subject to options granted under the Company's Amended and Restated 1990 Incentive Stock Option Plan ("Proposal II"); and (ii) ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997 ("Proposal III").

The following table sets forth the shares of Common Stock voted for, against, and abstaining with respect to each Proposal.


         Proposal          For          Against      Abstaining
         --------          ---          -------      ----------
         Proposal II    23,623,974     2,364,057       29,881
         Proposal III   26,025,831        17,012        6,567

In addition, there were 31,498 broker non-votes with respect to Proposal II and 6,567 broker non-votes with respect to Proposal III.

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

    10.1 Asset Purchase Agreement among Strategic Supply, Inc., Coulson Technologies, Inc. and Strategic Distribution, Inc., DXP Acquisition, Inc. and DXP Enterprises, Inc. dated May 27, 1997 (incorporated by reference to Exhibit 2.1 of the Company's June 2, 1997 Current Report on Form 8-K).

    10.2 Executive Employment Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey.

    10.3 Employment letter, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey.

    10.4 Stock Purchase Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey.

    10.5 Amendment to Stock Purchase Agreement, dated as of May 5, 1997, amending the Stock Purchase Agreement dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey.

    10.6 Amended Loan and Pledge Agreement, dated as of May 5, 1997, by and between Strategic Distribution, Inc. and John M. Sergey.

    10.7 Secured Non-Recourse Promissory Note, dated May 20, 1997, made by John M. Sergey in favor of Strategic Distribution, Inc.

    10.8 Non-Qualified Stock Option Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey.



(b).     Reports on Form 8-K:

    During the quarter ended June 30, 1997, the Company filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

              On June 13, 1997, the Company filed a Current Report on Form 8-K with respect to the sale of the operating assets of Strategic Supply, Inc. and Coulson Technologies, Inc. to DXP Acquisition, Inc., a Nevada corporation. This transaction was completed on June 2, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Strategic Distribution, Inc.

Date: August 5,1997                    By: /s/ JOHN M. SERGEY
                                          -------------------------
                                          John M. Sergey
                                          President and Chief
                                          Executive Officer

Date: August 5,1997                    By: /s/ CHARLES J. MARTIN
                                          -------------------------
                                          Charles J. Martin,
                                          Vice President, Controller and
                                          Chief Accounting Officer

                                    EXHIBIT INDEX

                                                                   PAGE NO.
                                                                 IN MANUALLY
                                                                 SIGNED COPY

 3.1     Second Restated Certificate of Incorporation
         of the Company filed June 21, 1996 with the
         Secretary of State of Delaware (incorporated
         by reference to Exhibit 3.2 of the Company's
         Quarterly Report on Form 10-Q for the fiscal
         quarter ended June 30, 1996).                                  --

 3.2     Amended and Restated Bylaws of the
         Company, as amended (incorporated by
         reference to Exhibits 3.2 and 3.2(a) of the
         Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1995).                      --

10.1     Asset Purchase Agreement among Strategic Supply, Inc.,
         Coulson Technologies, Inc. and Strategic Distribution, Inc.,
         DXP Acquisition, Inc. and DXP Enterprises, Inc. dated May
         27, 1997 (incorporated by reference to Exhibit 2.1 of the Company's June 2, 1997 Current Report
         on Form 8-K).                                                  --

10.2     Executive Employment Agreement, dated as of April 11, 1997, by and between Strategic
         Distribution, Inc. and John M. Sergey.                         22

10.3     Employment letter, dated as of April 11, 1997, by and
         between Strategic Distribution, Inc. and
         John M. Sergey.                                                33

10.4 Stock Purchase Agreement, dated as of April 11, 1997, by and between Strategic
         Distribution, Inc. and John M. Sergey.                         37

10.5     Amendment to Stock Purchase Agreement, dated as of May 5,
         1997, amending the Stock Purchase Agreement dated as of
         April 11, 1997, by and between Strategic Distribution,
         Inc. and John M. Sergey.                                       47

10.6     Amended Loan and Pledge Agreement, dated as of May 5, 1997, by and between Strategic
         Distribution, Inc. and John M. Sergey.                         48

10.7     Secured Non-Recourse Promissory Note, dated May 20, 1997,
         made by John M. Sergey in
         favor of Strategic Distribution, Inc.                          52

10.8     Non-Qualified Stock Option Agreement, dated as of April 11,
         1997, by and between Strategic
         Distribution, Inc. and John M. Sergey.                         54