Form 10-Q
period 1997-09-30
STRATEGIC DISTRIBUTION INC
filed 1997-11-07
CIK 73822

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                                --------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number    0-5228
                       ------------

                          STRATEGIC DISTRIBUTION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        22-1849240
--------------------------------------------------------------------------------
     (State or other jurisdiction of                         (I. R. S. Employer
      incorporation or organization)                         Identification No.)

3220 Tillman Drive, Suite 200, Bensalem, PA                        19020
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

                                  215-633-1900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

1635-D Bustleton Pike, Feasterville, PA                            19047
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

Number of Common Shares outstanding at November 3, 1997: 31,087,473

                               TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION


ITEM I                                                                  Page No.
                                                                        --------
     Consolidated Financial Statements:

     - Consolidated Balance Sheets -                                       1
       September 30, 1997 (unaudited)
       and December 31, 1996

     - Consolidated Statements of Operations                               2
       (unaudited) - Three Months and
       Nine Months Ended September 30, 1997 and 1996

     - Consolidated Statements of Cash Flows                               3
       (unaudited)    - Nine Months Ended
       September 30, 1997 and 1996

     - Notes to Consolidated Financial Statements                          4
       (unaudited)


ITEM 2

     Management's Discussion and Analysis of Financial                     6
     Condition and Results of Operations

                          PART II - OTHER INFORMATION


ITEM 6

     Exhibits and Reports on Form 8-K                                     14

Signatures                                                                15

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     (in thousands, except for share data)


                                                     September 30,     December 31,
                                                         1997             1996
                                                     ------------      ------------
                                                     (unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents                            $ 24,819         $ 35,498
  Accounts receivable, net                               26,322           17,910
  Inventories                                            23,596           15,720
  Prepaid expenses and other current assets               1,013              436
  Notes receivable                                          256                -
  Deferred tax asset                                      1,382            1,382
                                                       --------         --------
       Total current assets                              77,388           70,946
Notes receivable                                          2,764                -
Property and equipment, net                               3,553            2,251
Net assets of discontinued operations                     1,308           16,614
Excess of cost over fair value of net assets
  acquired, net                                           2,433            2,525
Other intangible assets, net                              6,070                -
Other assets                                                103               46
                                                       --------         --------
       Total assets                                    $ 93,619         $ 92,382
                                                       --------         --------
                                                       --------         --------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $ 28,616         $ 17,477
  Current portion of long-term debt (related party
    $500 in 1997)                                           506               22
                                                       --------         --------
       Total current liabilities                         29,122           17,499
Long-term debt (related party $500 in 1996)                  87              587
Subordinated debt-related party                           1,400                -
Deferred tax liability                                      342              342
                                                       --------         --------
       Total liabilities                                 30,951           18,428
                                                       --------         --------
Stockholders' equity:
  Preferred stock, par value $.10 per share.
    Authorized:  500,000 shares; issued and
    outstanding: none                                         -                -
  Common stock, par value $.10 per share.
    Authorized 50,000,000 shares; issued:
    30,743,944 and 29,523,361 shares                      3,074            2,952
  Additional paid-in capital                             93,114           88,753
  Accumulated deficit                                   (32,470)         (17,701)
  Note receivable from related party                     (1,000)             (50)
                                                       --------         --------
                                                         62,718           73,954

  Treasury stock:  12,500 shares, at cost                   (50)               -
                                                       --------         --------
       Total stockholders' equity                        62,668           73,954
                                                       --------         --------
       Total liabilities and stockholders' equity      $ 93,619         $ 92,382
                                                       --------         --------
                                                       --------         --------



          See accompanying notes to consolidated financial statements

                             STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                                  Consolidated Statements of Operations

                                               (unaudited)

                                  (in thousands, except for share data)

                                                        Three months ended September 30,   Nine months ended September 30,
                                                        --------------------------------   -------------------------------
                                                              1997           1996                1997            1996
                                                          -----------    -----------         -----------    -----------
Revenues                                                  $    45,280    $    25,700         $   121,056    $    61,726

  Cost of materials                                            34,709         20,764              95,213         49,637
  Operating wages and benefits                                  4,077          2,464              10,996          5,657
  Other operating expenses                                      1,931            588               4,345          1,180
  Selling, general and administrative expenses                  5,340          2,810              13,752          7,858
  Acquired in-process technology                                    -              -               8,000              -
                                                          -----------    -----------         -----------    -----------
Total costs and expenses                                       46,057         26,626             132,306         64,332
                                                          -----------    -----------         -----------    -----------
          Operating loss                                         (777)          (926)            (11,250)        (2,606)
Interest expense (income):
  Interest expense                                                 41             11                 114             89
  Interest (income)                                              (399)          (624)             (1,095)          (920)
                                                          -----------    -----------         -----------    -----------
Interest expense (income), net                                   (358)          (613)               (981)          (831)
                                                          -----------    -----------         -----------    -----------
          Loss from continuing operations                        (419)          (313)            (10,269)        (1,775)
Discontinued operations:
          Loss from discontinued operations                         -         (1,007)                   -        (3,173)
          Loss from sale of discontinued operations                 -              -              (4,500)             -
                                                          -----------    -----------         -----------    -----------
          Net loss                                        $      (419)   $    (1,320)        $   (14,769)   $    (4,948)
                                                          -----------    -----------         -----------    -----------
                                                          -----------    -----------         -----------    -----------
Net loss per common share:
          Loss from continuing operations                 $     (0.01)   $     (0.01)        $     (0.34)   $     (0.07)
          Loss from discontinued operations                         -          (0.03)              (0.15)         (0.12)
                                                          -----------    -----------         -----------    -----------
          Net loss                                        $     (0.01)   $     (0.04)        $     (0.49)   $     (0.19)
                                                          -----------    -----------         -----------    -----------
                                                          -----------    -----------         -----------    -----------
Average number of shares of common stock outstanding       30,688,401     29,452,125          30,369,615     25,431,293
                                                          -----------    -----------         -----------    -----------
                                                          -----------    -----------         -----------    -----------

                  See accompanying notes to consolidated financial statements

                            STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                                Consolidated Statements of Cash Flows

                                             (unaudited)

                                            (in thousands)

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                           1997         1996
                                                                          ------       ------
Cash flows from operating activities:
Loss from continuing operations                                         $ (10,269)     (1,775)
Adjustments to reconcile loss from continuing operations
  to net cash used in operating activities:
    Depreciation and amortization                                           1,448         513
    Acquired in-process technology                                          8,000           -
Changes in operating assets and liabilities,
  net of effects of acquisition:
     Accounts receivable                                                   (7,222)     (5,170)
     Inventories                                                           (7,876)     (5,312)
     Prepaid expenses and other current assets                               (613)       (516)
     Accounts payable and accrued expenses                                 10,074       8,541
     Other, net                                                               (48)        (13)
                                                                         ---------   ---------
     Net cash used in continuing operations                                (6,506)     (3,732)
Discontinued operations:
     Net loss                                                              (4,500)     (3,173)
     Decrease in net assets                                                 4,824         134
                                                                         ---------   ---------
         Net cash used in operating activities                             (6,182)     (6,771)
                                                                         ---------   ---------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired                        (10,769)          -
     Additions of property and equipment                                   (1,598)     (1,397)
     Proceeds from sale of discontinued operations                          7,458           -
                                                                         ---------   ---------
         Net cash used in investing activities                             (4,909)     (1,397)
                                                                         ---------   ---------
Cash flows from financing activities:
     Proceeds from sale of common stock                                     1,078      55,570
     Repayment of note payable                                               (400)     (4,445)
     Repayment of loan to stockholders                                       (250)          -
     Repayment of long-term obligations                                       (16)        (13)
                                                                        ---------   ---------
         Net cash provided by financing activities                            412      51,112
                                                                        ---------   ---------
         Increase (decrease) in cash and cash equivalents                 (10,679)     42,944
Cash and cash equivalents, at beginning of the period                      35,498         362
                                                                        ---------   ---------
Cash and cash equivalents, at end of the period                         $  24,819   $  43,306
                                                                        ---------   ---------
                                                                        ---------   ---------
Supplemental cash flow information:
         Taxes paid                                                     $       4   $      42
         Interest paid                                                         70         214

                See accompanying notes to consolidated financial statements

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 1997 and 1996 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. On November 11, 1996, the Company announced its intention to sell two of its subsidiaries, Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG"), in order to focus more directly on the development of the Company's In-Plant Store-R- business.

    On June 2, 1997, the Company, SSI and Coulson Technologies, Inc., a wholly-owned subsidiary of SSI ("Coulson"), sold, conveyed, transferred and assigned to DXP Acquisition, Inc., a Nevada corporation ("DXP Acquisition")and a wholly-owned subsidiary of DXP Enterprises, Inc., a Texas corporation ("DXP"), substantially all of the assets and business of SSI and Coulson (excluding, however, the accounts receivable of $5,669 which were retained by SSI and Coulson). DXP Acquisition also assumed certain obligations and liabilities of SSI and Coulson in connection with the disposition. The disposition was made pursuant to the terms of that certain Asset Purchase Agreement among the Company, SSI, Coulson, DXP Acquisition and DXP dated May 27, 1997 with the purchase price determined as of May 31, 1997.
 Total consideration for the acquisition (subject to adjustment) consisted of $4,433 in cash, promissory notes from DXP Acquisition to SSI in the aggregate principal amount of $3,025 and an earn-out (contingent payment) which could result in additional compensation to SSI of up to $3,500.

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

    Presented below are unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 and 1996. The applicable pro forma adjustments give effect in 1997 and 1996 to the acquisition of INTERMAT as if such acquisition occurred on January 1 of each period.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                 1997             1996
                                                 ----             ----

Revenues                                      $121,434          $65,090
Loss from continuing operations               $(10,409)         $(3,502)
Net loss per common share from
 continuing operations                        $  (0.34)         $ (0.13)

    The unaudited pro forma consolidated results of operations disclose the results from continuing operations excluding charges or credits directly attributable to the transaction.

    One In-Plant Store-R- customer (with which the Company operates under six separate contracts) represented approximately 16% and 23% of pro forma revenues for the nine months ended September 30, 1997 and 1996.

4. The sale of SSI resulted in aggregate consideration to the Company of an amount in excess of the Company's carrying value of the divested assets. However, because of the contingent nature of a portion of the consideration, the Company recorded a $3,500 charge to loss on sale of discontinued operations. In addition, the Company has recorded a $1,000 charge to loss on sale of discontinued operations which includes the estimated financial results of ATSG through December 31, 1997. Both of these charges were recorded during the quarter ended June 30, 1997. The Company anticipates that the sale of ATSG will be consummated by December 31, 1997; there can be no guarantee, however, that the sale will be consummated by that date.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

GENERAL

     Certain statements in this Form 10-Q constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the risk factors set forth under "Investment Considerations" in the Company's prospectus, dated May 20, 1996, filed under the Securities Act of 1933.

     The Company provides proprietary industrial supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store-R- program. The Company became a provider of the In-Plant Store program on January 4, 1994. The Company conducts its operations primarily through its subsidiaries, Industrial Systems Associates, Inc. ("ISA") and INTERMAT International Materials Management, Inc. ("INTERMAT"), which was acquired on January 28, 1997. At September 30, 1997, the Company had 97 In-Plant Store facilities.

     In late 1995, the Company formed two subsidiaries to operate in Mexico, Strategic Distribution Marketing de Mexico, S.A. de C.V. and Strategic Distribution Services de Mexico, S.A. de C.V. (collectively "Mexico"). Mexico's operations are conducted in U.S. dollars and therefore the Company is not exposed to foreign currency translation adjustments. Mexico's revenues for the three months and nine months ended September 30, 1997 and 1996 represented less than 1% of the Company's consolidated revenues.

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

    The Company believes it will be possible to consummate the sale of ATSG by December 31, 1997; there can be no guarantee, however, that the sale will be consummated by that date. The results of operations of SSI and ATSG have been presented in the Company's consolidated financial statements for the nine months ended September 30, 1997 and 1996 to conform with discontinued operations treatment.

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

RESULTS OF OPERATIONS

    The following table of revenues and percentages sets forth selected items of the results of operations.


                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTMEMBER 30,       SEPTMEMBER 30,
                                               ------------------     -----------------
                                                 1997      1996       1997        1996
                                                 ----      ----       ----        ----
                                                        (DOLLARS IN THOUSANDS)
Revenues                                       $45,280   $25,700    $121,056    $61,726
                                                 100.0%    100.0%      100.0%    100.00%
Cost of materials                                 76.7      80.8        78.7      80.4
Operating wages and benefits                       9.0       9.6         9.1       9.2
Other operating expenses                           4.3       2.3         3.6       1.9
Selling, general and administrative expenses      11.8      10.9        11.4      12.7
Acquired in-process technology                       -         -         6.6       -
Operating loss                                    (1.8)     (3.6)       (9.4)     (4.2)
Interest expense (income), net                    (0.8)     (2.4)       (0.8)     (1.3)
Loss from continuing operations                   (1.0)     (1.2)       (8.6)     (2.9)
Loss from discontinued operations                    -      (3.9)           -     (5.1)
Loss from sale of discontinued operations            -         -        (3.7)        -
Net loss                                          (1.0)     (5.1)      (12.3)     (8.0)


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    Revenues for the three months ended September 30, 1997 increased 76% to $45,280 from $25,700 for the three months ended September 30, 1996. This growth resulted primarily from the implementation of new

In-Plant Store facilities and the inclusion of the results of operations of INTERMAT. The number of In-Plant Store facilities increased from 61 at September 30, 1996 to 97 at September 30, 1997. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 13% and 24% of revenues for the three months ended September 30, 1997 and 1996.

    Cost of materials as a percentage of revenues decreased to 76.7% for the three months ended September 30, 1997 from 80.8% in 1996. This decrease is a result of INTERMAT having a lower cost of materials, as a percentage of revenues, than ISA. The decrease was partly offset by a higher cost of materials for ISA because of a change in the product mix to In-Plant Store facilities. This percentage may vary depending upon the relative sales of the two subsidiaries.

    Operating wages and benefits expenses as a percentage of revenues decreased to 9.0% for the three months ended September 30, 1997 from 9.6% in 1996. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the three months ended September 30, 1997 than in 1996. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized. The inclusion of INTERMAT's results of operations, which reflect a higher percentage of these expenses than In-Plant Store facilities, partially offset this decrease.

    Other operating expenses as a percentage of revenue increased to 4.3% for the three months ended September 30, 1997 from 2.3% in 1996. This increase resulted primarily from the inclusion of INTERMAT's results of operations which reflect a much higher percentage of these expenses than In-Plant Store operations.

    Selling, general and administrative expenses as a percentage of revenues increased to 11.8% for the three months ended September 30, 1997 from 10.9% in 1996. Although ISA'S 1997 selling, general and administrative expenses as a percentage of revenues were comparable to 1996, the increase resulted due to the inclusion of INTERMAT's results of operations in 1997. INTERMAT's selling, general and administrative expenses as a percentage of revenues is higher than ISA's. This percentage may vary depending on the relative sales of the two subsidiaries.

    Interest income, net decreased by $255 to $358 for the three months ended September 30, 1997 when compared with the interest income, net of $613 in 1996. The decrease resulted primarily from the usage of the net proceeds from the sale of 7,630,000 shares of Common Stock on May 23, 1996, to finance the working capital requirements of new In-Plant Store facilities and the acquisition of INTERMAT, thereby reducing the funds available to earn interest income.

    Loss from discontinued operations was $1,007 for the three months ended September 30, 1996. The Company has decided to sell ATSG, and has sold SSI in order to focus on the growth of its In-Plant Store business. Results of operations of SSI and ATSG for the three months ended September 30, 1997 have been included in the provisions for loss on sale of discontinued operations established at December 31, 1996, and June 30, 1997.

    The sale of SSI resulted in aggregate consideration to the Company of an amount in excess of the Company's carrying value of the divested assets. However, because of the contingent nature of a portion of the consideration, the Company has recorded a $3,500 charge to loss on sale of discontinued operations. In addition, the Company has recorded a $1,000 charge to loss on sale of discontinued operations which includes the estimated financial results of ATSG through December 31, 1997. Both of these charges were recorded during the quarter ended June 30, 1997. The Company anticipates that the sale of ATSG will be consummated by December 31, 1997; there can be no guarantee, however, that the sale will be consummated by that date.

    Net loss for the three months ended September 30, 1997 was $419, compared to a net loss of $1,320 in 1996, as a result of the items previously discussed.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    Revenues for the nine months ended September 30, 1997 increased 96% to $121,056 from $61,726 for the nine months ended September 30, 1996. This growth resulted primarily from the implementation of new In-Plant Store facilities and the inclusion of the results of operations of INTERMAT. The number of In-Plant Store facilities increased from 61 at September 30, 1996 to 97 at September 30, 1997. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 16% and 24% of revenues for the nine months ended September 30, 1997 and 1996. Another In-Plant Store customer (with which the Company operates under three separate contracts) represented approximately 10% of revenues for the nine months ended September 30, 1996, but less than 10% for the nine months ended September 30, 1997.

    Cost of materials as a percentage of revenues decreased to 78.7% for the nine months ended September 30, 1997 from 80.4% in 1996. This decrease is a result of INTERMAT having a lower cost of materials, as a percentage of revenues, than ISA. The decrease was partly offset by a higher cost of materials for ISA because of a change in the product mix to In-Plant Store facilities. This percentage may vary depending upon the relative sales of the two subsidiaries.

     Operating wages and benefits expenses as a percentage of revenues decreased slightly to 9.1% for the nine months ended September 30, 1997 from 9.2% in 1996. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues for new In-Plant Store facilities being greater for the nine months ended September 30, 1997 than in 1996. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized. The inclusion of INTERMAT's results of operations, which reflect a higher percentage of these expenses than In-Plant Store facilities, partly offset the decrease in these expenses.

     Other operating expenses as a percentage of revenue increased to 3.6% for the nine months ended September 30, 1997 from 1.9% in 1996. This increase resulted primarily from the inclusion of INTERMAT's results of operations which reflect a much higher percentage of these expenses than In-Plant Store operations.

     Selling, general and administrative expenses as a percentage of revenues decreased to 11.4% for the nine months ended September 30, 1997 from 12.7% in 1996. ISA's 1997 selling, general and administrative expenses as a percentage of revenues decreased as compared to 1996. This decrease was partly offset by the inclusion of INTERMAT's results of operations in 1997. INTERMAT's selling, general and administrative expenses as a percentage of revenues is higher than ISA's. This percentage may vary depending on the relative sales of the two subsidiaries.

     The Company incurred a non-recurring charge of $8,000 for acquired in-process technology in connection with the acquisition of INTERMAT.

     Interest income, net increased by $150 to $981 for the nine months ended September 30, 1997 when compared with the interest income, net of $831 in 1996. The increase resulted primarily from the sale of 7,630,000 shares of Common Stock on May 23, 1996 and the interest on the net proceeds. This increase was partly offset by the usage of the net proceeds to finance the working capital requirements of new In-Plant Store facilities and the acquisition of INTERMAT, thereby reducing the funds available to earn interest income.

     Loss from discontinued operations was $3,173 for the nine months ended September 30, 1996. The Company has decided to sell ATSG and has sold SSI in order to focus on the growth of its In-Plant Store business. Results of operations of SSI and ATSG for the nine months ended September 30, 1997 have been included in the provisions for loss on sale of discontinued operations established at December 31, 1996, and June 30, 1997.

     The sale of SSI resulted in aggregate consideration to the Company of an amount in excess of the Company's carrying value of the divested assets. However, because of the contingent nature of a portion of the consideration, the Company recorded a $3,500 charge to loss on sale of discontinued operations. In addition, the Company recorded a $1,000 charge to loss on sale of discontinued operations which includes the estimated financial results of ATSG through December 31, 1997. Both of these charges were recorded during the quarter ended June 30, 1997. The Company anticipates that the sale will be consummated by December 31, 1997; there can be no guarantee, however, that the sale will be consummated by that date.

     Net loss for the nine months ended September 30, 1997 was $14,769, compared to a net loss of $4,948 in 1996, as a result of the items previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     Effective as of December 31, 1995, the Company entered into a revolving bank credit agreement providing maximum borrowings of $20,000. The credit agreement was amended on September 9, 1996 to reduce the permitted maximum outstanding borrowings to $5,000. Borrowings bear interest at the prime rate (8.50% as of September 30, 1997) and/or a Eurodollar rate, with a 3/8% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets as well as the pledge of the capital stock of the Company's subsidiaries. As of December 31, 1996 and September 30, 1997, there were no borrowings outstanding under the credit facility.

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

     On June 2, 1997, the Company sold the operating assets excluding, however, accounts receivable of $5,669, of SSI and Coulson. As of September 30, 1997, the Company collected in excess of 90% of these accounts receivable. The consideration for the sale (subject to adjustment) consisted of $4,433 in cash, promissory notes from DXP Acquisition to SSI in the aggregate principal amount of $3,025 and an earn-out (contingent payment) which could result in additional compensation to SSI of up to $3,500. The sale resulted in an increase in cash and an increase in notes receivable.

     The net cash used in continuing operations was $6,506 for the nine months ended September 30, 1997 compared to $3,732 in 1996. The change resulted primarily from an increase in net loss from continuing operations, accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. The increase in net loss from continuing operations was offset primarily by the non-cash charge for acquired in-process technology. Accounts receivable and inventories increased primarily from the increase in the number of In-Plant Store facilities. Accounts payable and accrued expenses increased primarily from higher inventory levels.

     The results of the discontinued operations for the nine months ended September 30, 1997 have been included in the provision for loss on sale of discontinued operations established at December 31, 1996. The sale of SSI resulted in aggregate consideration to the Company of an amount in excess of the Company's carrying value of the divested assets. However, because of the contingent nature of a portion of the consideration, the Company recorded a $3,500 charge to loss on sale of discontinued operations. In addition, the Company has recorded a $1,000 charge to loss on sale of discontinued operations which includes the estimated financial results of ATSG through December 31, 1997. The Company anticipates that the sale will be consummated by December 31, 1997; there can be no guarantee, however, that the sale will consummated by that date.

     The decrease in net assets of discontinued operations was $4,824 for the nine months ended September 30, 1997 compared to $134 in 1996. This change resulted primarily from the sale of SSI to DXP Acquisition and collection of the accounts receivable retained by the Company.

     The net cash used in investing activities was $4,909 for the nine months ended September 30, 1997 compared to $1,397 in 1996. The increase resulted primarily from the cash portion of the purchase price for the acquisition of INTERMAT which was partially offset by the proceeds from the sale of discontinued operations.

     The net cash provided by financing activities was $412 for the nine months ended September 30, 1997 compared to $51,112 in 1996. The net decrease resulted primarily from the sale of common stock offset by the repayment of the note payable to the bank during May 1996.

     The Company believes that cash on hand and cash from the Company's bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program for the next twelve months.

CHANGE IN ACCOUNTING PRINCIPLES

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

                                    PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).    Exhibits:

  3.1 Second Restated Certificate of Incorporation of the Company filed September 21, 1996 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996).

  3.2 Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  4.1 The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section (b) (4) (iii)
        (A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementary copies of these instruments to the Commission upon request.

(b).    Reports on Form 8-K: None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Strategic Distribution, Inc.

Date: November 7, 1997                 By: /s/ John M. Sergey
                                           ------------------------------
                                       John M. Sergey
                                       President and Chief
                                       Executive Officer

Date: November 7, 1997                 By: /s/ Charles J. Martin
                                           ------------------------------
                                       Charles J. Martin,
                                       Vice President, Controller and
                                       Chief Accounting Officer