Form 10-K405
period 1997-12-31
STRATEGIC DISTRIBUTION INC
filed 1998-03-27
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1997 or

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

3220 Tillman Drive, Suite 200, Bensalem, PA 19020
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (215) 633-1900

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

               YES   X   NO _____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on March 20, 1998 was approximately $135,000,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

        As of March 20, 1998, the Registrant had outstanding 31,136,854 shares of Common Stock, which is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE


        The Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference in Part III of this Annual Report on Form 10-K.


                                     PART I
Item 1. Business.

               (a) General Development of Business.

        Strategic Distribution, Inc. (the "Company") is a Delaware corporation which was organized in 1968.

        On January 4, 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA is a provider of In-Plant Store(R) programs for the distribution and sale of maintenance, repair and operating ("MRO") supplies to large industrial customers in the United States.

         In late 1996, the Company announced its intention to sell its Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG") subsidiaries in order to focus more directly on the development of the In-Plant Store business. SSI was formerly known as SafetyMaster Corporation ("SafetyMaster") and was the surviving corporation from a 1996 merger of two wholly-owned subsidiaries, SafetyMaster and Lewis Supply (Delaware), Inc.

         On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. On February 6, 1997, the subsidiary changed its name to INTERMAT International Materials Management, Inc. and on November 13, 1997, to INTERMAT, Inc.

("INTERMAT"). INTERMAT(R) provides cataloging services and develops and supplies software for MRO inventory cataloging.

        On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale.


               (b)       Financial Information About Industry Segments.

                         Not applicable.

               (c)       Narrative Description of Business.

                  The Company's In-Plant Store program permits industrial sites to outsource all aspects of their MRO procurement, storage and internal distribution; the Company takes responsibility for purchasing, receiving, stocking, issuing and delivering MRO supplies at the industrial site. INTERMAT's proprietary software helps industrial customers create standardized descriptions of their MRO inventory, permitting customers to eliminate redundancies, identify obsolescence, better access MRO items, and locate alternative sourcing for MRO items. The Company believes that its In-Plant Store customers are likely to recognize, and be excellent prospects for, the MRO cataloging tools and services provided by INTERMAT. Similarly, the Company believes that INTERMAT's customers are likely to recognize, and be excellent prospects for, the MRO outsourcing services provided by the In-Plant Store program.

         In late 1996, the Company announced its intention to sell its SSI and ATSG subsidiaries, and subsequently did sell substantially all of the assets and business of its SSI subsidiary, in order to focus more directly on the development of the Company's In-Plant Store business. See "Discontinued Operations." In line with this strategy, in January 1997, the Company acquired INTERMAT which has developed proprietary MRO inventory cataloging services. The Company believes that INTERMAT's services provide an excellent complement to the Company's In-Plant Store program.

In-Plant Store(R) Program

         The Company provides proprietary MRO supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store program. The Company sells a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as MRO supplies. MRO supplies are frequently low price but critical items which historically have been characterized by high procurement costs due to inherent inefficiencies in traditional MRO supply distribution methods. The Company's In-Plant Store program, in which large industrial sites outsource the procurement and handling of MRO supplies to the Company, substantially mitigates these inefficiencies by reducing both the process and product costs associated with MRO supply procurement and handling. The Company's In-Plant

Store program also helps customers achieve operational improvements, such as reduced plant down-time resulting from unavailable parts and manufacturing process improvements due to better tracking of critical parts. The Company believes that its In-Plant Store program is superior to both traditional and alternative methods of MRO supply distribution in that the In-Plant Store program allows customers to get out of the MRO supply distribution and handling business and concentrate on their core businesses.

         The Company believes that increased recognition of the inefficiencies associated with the traditional MRO supply distribution process has rapidly increased the demand for the Company's In-Plant Store program in recent years. From January 1, 1997 to December 31, 1997, the number of In-Plant Store sites operated by the Company increased from 72 to 101.

         The In-Plant Store program is a comprehensive outsourcing service through which the Company manages all aspects of MRO supply procurement and handling at a customer's industrial site. Prior to the implementation of an In-Plant Store, the industrial site would typically obtain MRO supplies from as many as 500 traditional industrial distributors. Through the In-Plant Store program, the Company becomes responsible for servicing all of its customers' MRO supply needs by establishing a dedicated, fully integrated store within the customer's plant. The customer, in turn, generally purchases all of its MRO supplies from the In-Plant Store. The Company staffs the In-Plant Store with its own trained industrial procurement professionals, installs proprietary software designed specifically for industrial procurement and identifies appropriate inventory levels based on the supply needs of each site. Upon implementation, the In-Plant Store purchases, receives, inventories and issues MRO supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional MRO supply. In addition, with the In-Plant Store program, the customer generally consumes MRO supplies before paying for them, as opposed to traditional MRO supply that often requires the customer to invest in substantial MRO supply inventories.

Cataloging Services

         INTERMAT(R) provides cataloging services and develops and supplies software for MRO inventory cataloging. INTERMAT's customers are located primarily in North America, as well as the Middle East (including Saudi Arabia and the United Arab Emirates), the United Kingdom, South and Central America, and South Africa.

Standard Modifier Dictionary(R)

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

StruxureTM Materials Cataloging Software

         INTERMAT's Struxure software enables customers to manipulate the Standard Modifier Dictionary formats to create a customized MRO catalog. Initially, INTERMAT helps its new customers create a catalog of MRO items using the Standard Modifier Dictionary formats, as well as item descriptions already developed for and included in the Standard Modifier Dictionary. As MRO items are added or deleted from a customer's inventory, the customer is able to add or delete items from its MRO catalog. Struxure, an Oracle-based client-server system, has many powerful cataloging features, including search tools, list making capabilities, standard and custom reporting features, and network capabilities.

Benefits of INTERMAT(R) Services

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

Customers

         At December 31, 1997, the Company operated 101 In-Plant Store facilities for 46 individual customers. INTERMAT provides its cataloging services to a wide variety of customers in the United States and abroad. INTERMAT's foreign revenues for the year ended December 31, 1997 amounted to less than 1% of the Company's consolidated revenues. For the year ended December 31, 1997, Westinghouse Electric Corporation (with which the Company operates under six separate contracts) represented approximately 15% of the Company's revenues.

Products

         The Company, through the In-Plant Store program, provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:

o   Abrasives                                o   Hoses, pipe fittings and valves
o   Adhesives                                o   HVAC and plumbing equipment
o   Coatings, lubricants and                 o   Janitorial supplies
    compounds                                o   Material handling products
o   Cutting, hand, pneumatic and             o   Measuring instruments
    power tools                              o   Power transmission equipment
o   Electrical supplies                      o   Respiratory products
o   Fasteners                                o   Replacement parts
o   Fire protection equipment and clothing   o   Safety products
                                             o   Welding materials


          Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 1997.

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

Competition

         The Company's business is highly competitive. The Company competes with a wide variety of traditional MRO supply distributors. Most of such distributors are small enterprises selling to customers in a limited geographic area. The Company also competes with several integrated supply consortiums, direct mail suppliers and large warehouse stores, some of which have significantly greater financial resources than the Company. The primary areas of competition include price, breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service and repair capability. The Company believes that its ability to compete effectively is dependent upon its ability to deliver value-added procurement solutions to its customers through its In-Plant Store program, to respond to the needs of its customers through quality service and to be price-competitive. The Company believes that certain of its competitors have developed and implemented programs which offer services similar to, and which compete with, the Company's In-Plant Store program.

         The Company also competes to some extent with the manufacturers of MRO supplies. The Company believes, however, that most of such manufacturers sell their products through traditional industrial distributors, because the limited range of products that a manufacturer offers cannot compete effectively with the broad product lines and additional services offered by traditional industrial distributors and MRO supply service providers such as the Company.

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

Employees

         As of December 31, 1997, the Company had approximately 890 employees, of whom approximately 190 were employed in selling and administrative capacities and approximately 700 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

Insurance

         The Company maintains liability and other insurance that it believes to be customary and generally consistent with industry practice. The Company is also named as an additional insured under the products liability policies of many of its suppliers and, with respect to In-Plant Store facilities, many of its customers. The Company believes that such insurance is adequate to cover potential claims relating to its existing business activities.

Discontinued Operations

         On November 11, 1996, the Company announced its intention to sell its SSI and ATSG subsidiaries in order to focus more directly on the development of the Company's In-Plant Store business. The results of operations of SSI and ATSG have, therefore, been presented in the Company's consolidated financial statements for the three years ended December 31, 1997, to conform with discontinued operations treatment ("Discontinued Operations"). See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements," Footnote No. 9.

         On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company of up to $3,500,000.

         The Company is currently negotiating for the sale of substantially all of the assets and certain liabilities of ATSG. The Company believes that it will be able to complete the sale during the first half of 1998, however there can be no assurance that the sale will be completed during that period. ATSG is a supplier of instrumentation services in the United States.


Item 2.  Properties.

         The Company leases its corporate headquarters located in Bensalem, Pennsylvania, as well as additional office space in Feasterville, Pennsylvania, Houston, Texas, El Paso, Texas, Easton, Maryland and several small warehouses located at In-Plant Store sites. The Company does not own or lease the space for its other In-Plant Store facilities. The Company has the right to renew some of these leases. The Company believes that the properties which are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew the lease on any of these facilities, it could find other suitable facilities with no adverse effect on the Company's business.


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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

         The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". As of March 20, 1998, there were approximately 1,500 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated.


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

        March 31, 1997............              7 3/4           3 3/16
        June 30, 1997.............              5 1/4           3 3/8
        September 30, 1997........              5 15/16         3 1/2
        December 31, 1997........               6 13/16         4 1/8


         The Company has paid no cash dividends on the Common Stock for the years ended December 31, 1996 and 1997 and does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources".

Item 6.        Selected Financial Data
               (dollars in thousands, except for share data)



                                                                      Years ended December 31,
                                             -------------------------------------------------------------------
                                             1993           1994            1995          1996           1997(a)
                                             ----           ----            ----          ----           -------

Statement of Operations Data:
  Revenues..............................     $    -        $31,247         $52,915      $ 92,423          $170,780
  Operating income (loss)...............       (634)           573             313        (3,956)          (12,613)
  Income (loss) before
   income taxes.........................       (608)           408             338        (2,589)          (11,306)
  Income tax (expense)
   benefit..............................          -            850            (149)            -                 -
  Income (loss) from
   continuing operations................       (608)         1,258             189        (2,589)          (11,306)
  Income (loss) from
   discontinued
   operations, net of tax...............        910            977             815        (6,519)           (4,500)
  Net income (loss).....................        302          2,235           1,004        (9,108)          (15,806)

Per Share Data:
  Income (loss) from
   continuing operations................      (0.05)          0.07            0.01         (0.10)            (0.37)
  Income (loss) from
   discontinued operations..............       0.07           0.06            0.04         (0.24)            (0.15)
  Net income (loss).....................       0.02           0.13            0.05         (0.34)            (0.52)

Weighted Average Number of Shares of
Common Stock Outstanding................ 12,684,911     16,993,971      21,689,653    26,449,079        30,534,635


Other Data:
  Number of In-Plant Store
   Facilities(b)                                  -             17              31            72               101


                                                                     December 31,
                                          ------------------------------------------------------------------
                                          1993           1994            1995          1996             1997
                                          ----           ----            ----          ----             ----

Balance Sheet Data:
  Working capital                            $  929        $10,693         $12,252       $53,447           $46,076
  Total assets                                3,510         29,992          40,014        92,382            90,682
  Long-term debt                                  -            632           5,054           587             1,469
  Stockholders' equity                        3,448         24,721          27,391        73,954            62,094


(a) Loss from continuing operations includes a non-cash charge of $8,000,000 as a result of the write-off of acquired in-process research and development.

(b) As of the end of the year.

The Company has paid no cash dividends on its common stock for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. On December 6, 1995, the Company
declared a three percent stock dividend to the holders of record on December 18, 1995. The payment date was December 29, 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Certain statements in this Item 7 constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to manage growth, termination of contracts by the Company's customers, competition in the Company's business and the Company's dependence on key personnel.

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of the In-Plant Store program in 1994 and conducts it operations primarily through its wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA"). At December 31, 1997, the Company had 101 In-Plant Store facilities.

         In late 1995, the Company formed two subsidiaries (collectively "Mexico") to operate in the country of Mexico. Mexico's operations are conducted primarily in U.S. dollars, its functional currency, and, therefore, the Company is not exposed to significant foreign currency fluctuations and has no foreign currency translation adjustments. Mexico's revenues for the year ended December 31, 1997, represented less than 1% of consolidated revenues.

         On November 11, 1996, the Company announced its intention to sell its Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG") subsidiaries in order to focus more directly on the development of the Company's In-Plant Store business. SSI was formerly known as SafetyMaster Corporation ("SafetyMaster") and was the surviving corporation from a 1996 merger of two wholly-owned subsidiaries, SafetyMaster and Lewis Supply (Delaware), Inc. (the "Merger"). As a result of the Company's decision to sell SSI and ATSG, the Company's consolidated financial statements reflect SSI and ATSG as discontinued operations.

         On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. On February 6, 1997, the subsidiary changed its name to INTERMAT International Materials Management, Inc. and on November 13, 1997, to INTERMAT, Inc. ("INTERMAT"). INTERMAT provides cataloging services and develops and supplies software for MRO inventory cataloging. The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock with a fair market value of $2,406,000. In connection with the acquisition, the Company recorded a charge of approximately $8,000,000 in the first quarter of 1997, as a result of the write-off of in-process research and development.

         On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company of up to $3,500,000. Total consideration in the sale approximated the carrying value of the net assets divested, however, due to the contingent nature of a portion of the consideration, the Company recorded a charge of $3,500,000 to loss on sale of discontinued operations in 1997.

         The Company is currently negotiating for the sale of substantially all of the assets and certain liabilities of ATSG. The Company believes it will be able to complete the sale during the first half of 1998, however there can be no assurance that the sale will be completed during that period. In 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which includes the estimated losses of ATSG through June 30, 1998.

Results of Operations

         The following table of revenues and percentages sets forth selected items of the results of operations.


                                          Year ended December 31,
                                    ----------------------------------
                                     1995            1996       1997
                                     ----            ----       ----
                                          (dollars in thousands)
Revenues                                $52,915      $92,423    $170,780
                                        =======      =======    ========

                                         100.0%       100.0%      100.0%
Cost of materials................         81.0         81.0        78.5
Operating wages and benefits.....          7.8          9.4         8.9
Other operating expenses.........          1.1          1.9         3.9
Selling, general and
  administrative expenses........          9.5         12.0        11.4
Acquired in-process research
  and development................          --           --          4.7
Operating income (loss)                     .6         (4.3)       (7.4)
Interest expense (income), net...          --          (1.5)        (.8)
Income (loss) from continuing
  operations before taxes........           .6         (2.8)       (6.6)
Income tax expense...............           .2          --          --
Income (loss) from continuing
  operations.....................           .4         (2.8)       (6.6)
Income (loss) from discontinued
  operations, net of tax.........          1.5         (4.9)        --
Loss on sale of discontinued
  operations.....................          --          (2.2)       (2.7)
Net income (loss)................          1.9         (9.9)       (9.3)



Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues for the year ended December 31, 1997 increased 84.8% to $170,780,000 from $92,423,000 in 1996. This growth resulted primarily from the implementation of new In-Plant Store facilities, growth of existing In-Plant Store facilities and the acquisition of INTERMAT. The number of In-Plant Store facilities increased from 72 at December 31, 1996 to 101 at December 31, 1997. One In-Plant Store customer (with which the Company operated under six separate contracts) represented approximately 23% and 15% of the revenues for the years ended December 31, 1996 and 1997.

         Cost of materials as a percentage of revenues decreased to 78.5% for the year ended December 31, 1997, as compared to 81.0% in 1996. This decrease is a result of INTERMAT having a lower cost of materials, as a percentage of revenues, than ISA. The decrease was partly offset by a higher cost of materials for ISA because of a change in product mix to In-Plant Store facilities. This percentage may vary depending on the relative sales of the two subsidiaries.

         Operating wages and benefits as a percentage of revenues decreased to 8.9% for the year ended December 31, 1997 from 9.4% in 1996. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the year ended December 31, 1997 than in 1996. As new In-Plant Store facilities are added, operating wages and benefits will continue to increase, however these expenses as a percentage of revenues will vary depending on the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized. The inclusion of INTERMAT's results of operations, which reflect a higher percentage of these expenses than In-Plant Store operations, partly offset the overall percentage decrease.

         Other operating expenses as a percentage of revenues increased to 3.9% for the year ended December 31, 1997 from 1.9% in 1996. This increase resulted primarily from the inclusion of INTERMAT's results of operations, which reflect a much higher percentage of these expenses than In-Plant Store operations.

         Selling, general and administrative expenses as a percentage of revenues decreased to 11.4% for the year ended December 31, 1997 from 12.0% in 1996. ISA's 1997 selling, general and administrative expenses as a percentage of revenues decreased as compared to 1996, reflecting a higher mix of revenues in 1997 from more mature In-Plant Store facilities versus new In-Plant Store facilities, than in 1996. As the In-Plant Store program expands, this expense will continue to increase; however, as a percentage of revenue, it should decrease as the ratio of more mature In-Plant Store facilities to new facilities increases. The decrease in the percentage of selling, general and administrative expenses was partly offset by the inclusion of INTERMAT's results of operations in 1997. INTERMAT has a much higher percentage of these expenses than ISA. The percentage may vary depending on the relative sales of the two subsidiaries.

         The Company incurred a non-recurring charge of $8,000,000 for acquired in-process research and development in connection with the acquisition of INTERMAT.

         Interest income, net for the year ended December 31, 1997 was $1,307,000 as compared to $1,367,000 in 1996. During 1996, the Company had more funds available for investment, but for fewer months than in 1997, primarily from the sale of 7,630,000 shares of common stock on May 23, 1996. During 1997, a portion of the net proceeds from the stock sale were used to finance the working capital requirements of new In-Plant Store facilities and the acquisition of INTERMAT.

         An income tax benefit was not recorded for the loss incurred in the year ended December 31, 1997, as the Company did not believe there was a sufficient basis for benefit recognition.

         Results of discontinued operations relate to SSI and ATSG and are discussed above.

         Net loss for the year ended December 31, 1997 was $(15,806,000) compared to a net loss of $(9,108,000) in 1996, as a result of the items previously discussed.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenues for the year ended December 31, 1996 increased 74.7% to $92,423,000 from $52,915,000 in 1995. This growth resulted primarily from the implementation of new In-Plant Store facilities. The number of In-Plant Store facilities increased from 31 at December 31, 1995 to 72 at December 31, 1996. One In-Plant Store customer (with which the Company operated under six separate contracts) represented approximately 19% and 23% of the revenues for the years ended December 31, 1995 and 1996.

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

         Interest income, net increased by $1,342,000 to $1,367,000 for the year ended December 31, 1996 from $25,000 in 1995. The increase resulted primarily from the sale of 7,630,000 shares of Common Stock on May 23, 1996 and the interest income earned on the net proceeds.

         Loss from discontinued operations was $(4,519,000) for the year ended December 31, 1996 and income from discontinued operations was $815,000 for the year ended December 31, 1995. The Company decided to sell SSI and ATSG in order to focus exclusively on the growth of its In-Plant Store business. The loss from discontinued operations for the year ended December 31, 1996, included a restructuring charge, one-time expenses associated with the Merger and branch closing expenses of approximately $1,362,000. This amount consisted primarily of employee termination benefits, asset write-offs and lease payments.

         Loss on sale of discontinued operations included the estimated financial results of SSI and ATSG through June 30, 1997, (the original anticipated date of sale of SSI and ATSG), and anticipated transaction costs related to the sale of SSI and ATSG.

         Income tax expense decreased by $149,000 to $0 for the year ended December 31, 1996. An income tax benefit was not recorded for the loss incurred in the year ended December 31, 1996, as the Company did not believe there was a sufficient basis for benefit recognition.

         Net loss for the year ended December 31, 1996 was $(9,108,000) compared to net income of $1,004,000 in 1995, as a result of the items previously discussed.

Liquidity and Capital Resources

         Effective as of December 31, 1995, the Company entered into a revolving bank credit agreement providing maximum borrowings of $20,000,000. The credit agreement was amended on September 9, 1996 to reduce the permitted maximum outstanding borrowings to $5,000,000. Borrowings bear interest at the prime rate (8.25% as of December 31, 1997) and/or a Eurodollar rate, with a 3/8% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of December 31, 1996 and 1997 there were no borrowings outstanding under the credit facility.

         On May 23, 1996, the Company sold 7,630,000 shares of common stock in an underwritten public offering. The net proceeds to the Company were $55,332,000. A portion of the net proceeds was used to repay the Company's bank indebtedness. The balance of the net proceeds at that time, was available for working capital, including the opening of In-Plant Store facilities, for general corporate purposes and for possible acquisitions.

         On January 28, 1997, the Company completed the acquisition of INTERMAT for a purchase price consisting of $10,800,000 in cash, a $1,400,000 subordinated note and 625,000 newly issued shares of common stock.

         On June 2, 1997, the Company sold substantially all of the assets and business of SSI. Consideration for the sale consisted of $4,269,000 in cash, promissory notes in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company of up to $3,500,000. Excluded from the sale were accounts receivable of $5,669,000, which were substantially collected in 1997.

         The net cash used in continuing operations was $13,968,000 for the year ended December 31, 1997, compared to $8,058,000 for the year ended December 31, 1996. The increase resulted primarily from an increase in short-term investments, accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. Accounts receivable and inventories increased primarily from the increase in the number of In-Plant Store facilities. Accounts payable and accrued expenses increased primarily from higher inventory levels.

         The change in net assets of discontinued operations was a decrease of $5,054,000 for the year ended December 31, 1997 compared to a decrease of $475,000 for 1996. The change is primarily related to the collection of accounts receivable excluded from the sale of SSI.

         The net cash used in investing activities increased to $7,012,000 for the year ended December 31, 1997 from $1,848,000 for the comparable period in 1996. The increase resulted primarily from the acquisition of INTERMAT and expenditures related to computer systems and equipment, partially offset by the sale of SSI.

         The net cash provided by financing activities was $869,000 for the year ended December 31, 1997, compared to $51,086,000 for the year ended December 31, 1996. In 1997, cash was provided primarily from the sale of stock to an officer of the Company and the exercise of stock options. In 1996, cash was provided primarily from the proceeds of the public offering of common stock, partially offset by the repayment of the note payable to the bank.

         During 1998 and 1999, the Company will be implementing a resystemization of its operating and financial data processing systems. This initiative will utilize technology which addresses and mitigates any Year 2000 issue in the Company's current systems. The Year 2000 issue arises from the fact many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. As of December 31, 1997, the total cost of this project was not finally determined, but is expected to be in excess of $5,000,000, substantially all of which will be capitalized.

         During the first quarter of 1998, the Company signed a commitment letter with a bank to provide a revolving credit facility for borrowings up to $50,000,000. Borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

         The Company believes that cash on hand, cash generated from future operations, and cash from the Company's new bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program.

Inflation

         The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company's current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

Seasonality

         The Company does not believe that its business is seasonal in nature.

Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board
("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that public business enterprises report certain information about operating segments, products and services, geographic areas and major customers in financial statements.

         Both of the statements are effective for fiscal years beginning after December 15, 1997. These statements address presentation and disclosure matters and adoption of the statements will have no effect on the Company's financial position or results of operations.

Item 8.        Financial Statements and Supplementary Data.

         Financial statements of the Company are listed on the accompanying Index to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Index to Financial Statements



                                                            Page No.
                                                            --------
    Independent Auditors' Report                            F-2

    Consolidated Balance Sheets as of December
     31, 1996 and 1997.                                     F-3

    Consolidated Statements of Operations for
     the Years Ended December 31, 1995, 1996
     and 1997.                                              F-4

    Consolidated Statements of Stockholders'
     Equity for the Years Ended December 31,
     1995, 1996 and 1997.                                   F-5

    Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1995, 1996
     and 1997.                                              F-6

    Notes to Consolidated Financial Statements              F-7



        Schedules have been omitted because they are not applicable or they are not required, because the required information has been included elsewhere in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Strategic Distribution, Inc.:


We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
February 27, 1998

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)

                                                                                          December 31,
                                                                          ----------------------------------------------
                                                                                 1996                       1997
                                                                          -------------------        -------------------

                                                    Assets
Current assets:
  Cash and cash equivalents                                                          $35,498                    $15,941
  Short-term investments                                                                   -                      2,997
  Accounts receivable, net                                                            17,910                     28,772
  Notes receivable                                                                         -                        230
  Inventories                                                                         15,720                     23,712
  Prepaid expenses and other current assets                                              436                        301
  Deferred income taxes                                                                1,382                      1,141
                                                                          -------------------        -------------------
     Total current assets                                                             70,946                     73,094
Notes receivable                                                                           -                      2,941
Property and equipment, net                                                            2,251                      5,290
Net assets of discontinued operations                                                 16,614                        915
Intangible assets, net                                                                 2,525                      8,327
Other assets                                                                              46                        115
                                                                          -------------------        -------------------
     Total assets                                                                    $92,382                    $90,682
                                                                          ===================        ===================

                                     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                              $17,477                    $26,499
  Current portion of long-term debt (related party $500 in 1997)                          22                        519
                                                                          -------------------        -------------------
     Total current liabilities                                                        17,499                     27,018
Long-term debt (related party $500 in 1996)                                              587                         69
Subordinated debt to related party                                                         -                      1,400
Deferred income taxes                                                                    342                        101
                                                                          -------------------        -------------------
     Total liabilities                                                                18,428                     28,588
Stockholders' equity:
  Preferred stock, par value $.10 per share.  Authorized:
   500,000 shares; issued and outstanding: none                                            -                          -
  Common stock, par value $.10 per share.
   Authorized: 50,000,000 shares; issued and
   outstanding: 29,523,361 and 31,101,054 shares                                       2,952                      3,110
  Additional paid-in capital                                                          88,752                     93,540
  Accumulated deficit                                                                (17,700)                   (33,506)
  Note receivable from related party                                                     (50)                    (1,000)
  Treasury stock, at cost (12,500 shares)                                                  -                        (50)
                                                                          -------------------        -------------------
     Total stockholders' equity                                                       73,954                     62,094
                                                                          -------------------        -------------------
     Total liabilities and stockholders' equity                                      $92,382                    $90,682
                                                                          ===================        ===================




                   See accompanying notes to consolidated financial statements.

                                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Operations

                                       (in thousands, except share data)


                                                                           Years Ended December 31,
                                                       ----------------------------------------------------
                                                         1995               1996               1997
                                                       ---------------    ---------------   ----------------

Revenues                                                     $ 52,915           $ 92,423          $ 170,780
Costs and expenses:
  Cost of materials                                            42,874             74,842            134,061
  Operating wages and benefits                                  4,125              8,644             15,150
  Other operating expenses                                        561              1,809              6,728
  Selling, general and administrative expenses                  5,042             11,084             19,454
  Acquired in-process research and development                      -                  -              8,000
                                                       ---------------    ---------------   ----------------
Total costs and expenses                                       52,602             96,379            183,393
                                                       ---------------    ---------------   ----------------
   Operating income (loss)                                        313             (3,956)           (12,613)
Interest expense (income):
  Interest expense                                                 55                 98                154
  Interest (income)                                               (80)            (1,465)            (1,461)
                                                       ---------------    ---------------   ----------------
     Interest (income), net                                       (25)            (1,367)            (1,307)
                                                       ---------------    ---------------   ----------------
Income (loss) before income taxes                                 338             (2,589)           (11,306)
     Income tax expense                                           149                  -                  -
                                                       ---------------    ---------------   ----------------
Income (loss) from continuing operations                          189             (2,589)           (11,306)
Discontinued operations:
  Income (loss) from discontinued operations,
    net of tax                                                    815             (4,519)                 -
  Loss on sale of discontinued operations                           -             (2,000)            (4,500)
                                                       ---------------    ---------------   ----------------
Income (loss) from discontinued operations                        815             (6,519)            (4,500)
                                                       ---------------    ---------------   ----------------
     Net income (loss)                                        $ 1,004           $ (9,108)         $ (15,806)
                                                       ===============    ===============   ================

Net income (loss) per common share:
  Income (loss) from continuing operations                     $ 0.01            $ (0.10)           $ (0.37)
  Income (loss) from discontinued operations                     0.04              (0.24)             (0.15)
                                                       --------------    ---------------   ----------------
     Net income (loss)                                         $ 0.05            $ (0.34)           $ (0.52)
                                                       ==============    ===============   ================

Net income (loss) per common share - assuming dilution:
  Income (loss) from continuing operations                     $ 0.01
  Income (loss) from discontinued operations                     0.04
                                                       --------------
     Net income (loss)                                         $ 0.05
                                                       ==============

Weighted average number of shares of common
  stock outstanding                                        21,689,653         26,449,079         30,534,635



                   See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                        (in thousands, except share data)



                                                          Additional
                                          Common            Paid-In           Accumulated             Note             Treasury
                                          Stock             Capital             Deficit            Receivable           Stock
                                      ---------------    ---------------    -----------------    ---------------    ---------------

Balance at December 31, 1994                 $ 2,102           $ 28,154             $ (5,485)             $ (50)               $ -
  Net income                                                                           1,004
  Exercise of stock options                        6                 59
  Tax benefit of stock options
    exercised                                                        43
  Value of options issued in
    connection with acquisition                                   1,560
  Stock dividend (including cash
    paid for fractional shares)                   63              4,045               (4,111)
                                      ---------------    ---------------    -----------------    ---------------    ---------------
Balance at December 31, 1995                   2,171             33,861               (8,592)               (50)                 -
   Net loss                                                                           (9,108)
   Exercise of stock options                      16                204
   Issuance of 14,328 shares                       2                118
   Sale of 7,630,000 shares, net                 763             54,569
                                      ---------------    ---------------    -----------------    ---------------    ---------------
Balance at December 31, 1996                   2,952             88,752              (17,700)               (50)                 -
   Net loss                                                                          (15,806)
   Exercise of stock options                      55                785
   Issuance of 625,000 shares
     for acquisition                              63              2,343
   Issuance of 400,000 shares                     40              1,660                                  (1,000)
   Receipt of 12,500 shares in
     settlement of note receivable                                                                           50                (50)
                                      ---------------    ---------------    -----------------    ---------------    ---------------
Balance at December 31, 1997                 $ 3,110           $ 93,540            $ (33,506)          $ (1,000)             $ (50)
                                      ===============    ===============    =================    ===============    ===============


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                            Years ended December 31,
                                                                                --------------------------------------------
                                                                                     1995             1996          1997
                                                                                -------------   -------------- -------------
Cash flows from operating activities:
  Income (loss) from continuing operations                                            $ 189         $ (2,589)      (11,306)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash used in continuing operations:
    Depreciation and amortization                                                       482              691         2,016
    Acquired in-process research and development                                          -                -         8,000
    Deferred income taxes                                                               614                -             -
    Noncash directors compensation                                                        -              120             -
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Short-term investments                                                                -                -        (2,997)
    Accounts receivable                                                              (5,116)          (8,066)       (9,671)
    Inventories                                                                      (1,951)          (8,175)       (7,992)
    Prepaid expenses and other current assets                                          (296)            (300)          109
    Accounts payable and accrued expenses                                             2,772           10,277         7,921
  Other, net                                                                            (13)             (16)          (48)
                                                                                ------------    -------------  ------------
  Net cash used in continuing operations                                             (3,319)          (8,058)      (13,968)
  Discontinued operations, net of effect of disposition:
    Net income (loss)                                                                   815           (6,519)       (4,500)
    (Increase) decrease in net assets                                                (3,928)             475         5,054
                                                                                ------------    -------------  ------------
      Net cash used in operating activities                                          (6,432)         (14,102)      (13,414)
                                                                                ------------    -------------  ------------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                           -                -       (10,769)
  Proceeds from sale of discontinued operations                                           -                -         7,458
  Additions of property and equipment                                                  (457)          (1,848)       (3,701)
                                                                                ------------    -------------  ------------
      Net cash used in investing activities                                            (457)          (1,848)       (7,012)
                                                                                ------------    -------------  ------------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                                                65           55,552         1,540
  Cash paid in lieu of fractional shares of stock dividend                               (3)               -             -
  Proceeds from (repayment of) note payable                                           4,445           (4,445)         (400)
  Repayment of long-term obligations                                                    (18)             (21)         (271)
                                                                                ------------    -------------  ------------
      Net cash provided by financing activities                                       4,489           51,086           869
                                                                                ------------    -------------  ------------
      Increase (decrease) in cash and cash equivalents                               (2,400)          35,136       (19,557)
Cash and cash equivalents, beginning of the year                                      2,762              362        35,498
                                                                                ------------    -------------  ------------
Cash and cash equivalents, end of the year                                            $ 362         $ 35,498      $ 15,941
                                                                                ============    =============  ============

Supplemental cash flow information:
      Taxes paid                                                                       $ 89             $ 67          $ 11
      Interest paid                                                                      66              160           164



                 See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      Description of Business

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of the In-Plant Store program in 1994 and conducts it operations primarily through its wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA"). At December 31, 1997, the Company had 101 In-Plant Store facilities.

         In late 1995, the Company formed two subsidiaries to operate in Mexico, Strategic Distribution Marketing de Mexico, S.A. de C.V. and Strategic Distribution Services de Mexico, S. A. de C.V. (collectively "Mexico"). Mexico's operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments. Mexico's revenues for the year ended December 31, 1997 represented less than 1% of consolidated revenues.

         On November 11, 1996, the Company announced its intention to sell its Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG") subsidiaries in order to focus more directly on the development of the Company's In-Plant Store business. SSI was formerly known as SafetyMaster Corporation ("SafetyMaster") and was the surviving corporation from a 1996 merger of two wholly-owned subsidiaries, SafetyMaster and Lewis Supply (Delaware), Inc. (the "Merger"). As a result of the Company's decision to sell SSI and ATSG, the Company has reflected SSI and ATSG as discontinued operations in the accompanying financial statements. On June 2, 1997, the Company sold substantially all of the assets and business of SSI (see Note
9). The Company believes it will be possible to complete the sale of ATSG in the first half of 1998, however, there can be no assurance that the sale will be completed during that period.

         On January 28, 1997, the Company acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. (see Note 8).

(2)      Significant Accounting Policies

         Principles of Consolidation and Use of Estimates

         The consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

         Cash Equivalents and Short-Term Investments

         All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents. Investments purchased with an original maturity greater than three months are classified as short-term investments. At December 31, 1996 and 1997, the Company had investments in cash equivalents of approximately $35,000,000 and $15,000,000.

         Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments approximates fair value.

         Inventories

         Inventories, which consisted solely of finished goods, are stated at the lower of cost (determined on the first-in, first-out basis) or market.

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

                  Office equipment & software        3 to 8 years
                  Leasehold improvements             4 to 8 years
                  Transportation equipment             5 years


         Intangible Assets

         Intangible assets include technology, customer list, trademarks, assembled workforce and excess of costs over fair value of net assets of businesses acquired. Technology, trademarks and assembled workforce are being amortized over a 10 year period. Customer list is being amortized over a 4 year period. Excess costs over fair value are being amortized over a 10 to 25 year period. All intangible assets are amortized by the straight-line method. The Company periodically reviews the value of its intangible assets to determine if any impairment has occurred. The Company measures any potential impairment by the projected undiscounted future operating cash flows. If the review indicates the carrying value of an asset may not be recovered, an impairment loss would be recognized and the asset reduced to its estimated fair value.

         Deferred Income Taxes

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

         Stock Options

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company measures compensation under its stock option plans using the intrinsic value approach prescribed under Accounting Principles Board Opinion No. 25.

(3)      Accounts Receivable

         Accounts receivable is net of an allowance for doubtful accounts of $2,000 and $238,000 at December 31, 1996 and 1997.

(4)      Property and Equipment

                                                       December 31,
                                                  ------------------------
                                                   1996               1997
                                                  ------             -----
                                                     (in thousands)
         Office equipment & software              $2,724            $5,741
         Leasehold improvements                      187               226
         Transportation equipment                    364               207
         Systems development in process                -             1,020
                                                  ------             -----


                                                   3,275             7,194
         Less:  Accumulated depreciation
                     and amortization              1,024             1,904
                                                  ------             -----

                                                  $2,251            $5,290
                                                  ------             -----
                                                  ------             -----

(5)  Intangible Assets



                                                      December 31,
                                                  ------------------------
                                                   1996              1997
                                                  ------             -----
                                                     (in thousands)
         Excess costs over fair value of
           businesses acquired                   $2,894            $3,166
         Technology                                   -             3,000
         Customer list                                -             1,700
         Trademarks                                   -             1,000
         Assembled workforce                          -               800
                                                  ------             -----
                                                  2,894             9,666
         Less:  Accumulated amortization            369             1,339
                                                 ------             -----
                                                 $2,525            $8,327
                                                 ------             -----
                                                 ------             -----


(6)      Accounts Payable and Accrued Expenses

                                                       December 31,
                                                  ------------------------
                                                   1996              1997
                                                  ------             -----
                                                      (in thousands)
         Accounts payable                        $15,439           $22,482
         Payroll and related expenses              1,078             2,293
         Other accrued expenses                      960             1,724
                                                 -------           -------

                                                 $17,477           $26,499
                                                 -------           -------
                                                 -------           -------


(7)   Long-Term Debt and Subordinated Debt

         Long-term debt consists of several loans with weighted average interest rates of 6.4% and 6.3% at December 31, 1996 and 1997. Subordinated debt consists of a 9.0% note payable to an officer of the Company (see Note
8).

         Principal payments due on long-term obligations during each of the next five years are: 1998 - $519,000; 1999 - $21,000; 2000 - $1,422,000; 2001
-$24,000; and 2002 - $2,000.

         Effective as of December 31, 1995, the Company entered into a revolving bank credit agreement providing maximum borrowings of $20,000,000. The credit agreement was amended on September 9, 1996 to reduce the permitted maximum outstanding borrowings to $5,000,000. Borrowings bear interest at the prime rate (8.25% as of December 31, 1997) and/or a Eurodollar rate, with a 3/8% commitment fee on the unused portion of the credit available. The credit facility expires on January 31, 2000. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of December 31, 1996 and 1997 there were no borrowings outstanding under the credit facility (see Note 19).

(8)      Acquisitions

                  On May 12, 1995, the Company acquired all of the outstanding common stock of ATSG. The purchase price consisted of options to purchase an aggregate of 1,036,708 shares of common stock at a price of $5.82 per share. The fair market value of these options, as determined by an independent investment bank, was $1,560,000. As of December 31, 1997, none of the options had been exercised. The method of accounting for the acquisition was the purchase method. The results of operations of ATSG are included in the Company's statements of operations, as discontinued operations, from the date of acquisition.

         On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. On February 6, 1997, the subsidiary changed its name to INTERMAT International Materials Management, Inc. and on November 13, 1997, to INTERMAT, Inc. ("INTERMAT(R)"). The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock with a fair market value of $2,406,000. The method of accounting for the acquisition was the purchase method. The excess of purchase cost over the fair value of the underlying net assets acquired was allocated to intangible assets, including in-process research and development, technology, customer list, trademarks and assembled workforce, based on their respective fair values as determined by an independent appraisal. In connection with the acquisition, the Company recorded a charge of approximately $8,000,000 in the first quarter of 1997, as a result of the write-off of in-process research and development. The holder of the subordinated note is an officer and director of the Company.

         The results of operations of INTERMAT are included in the Company's statements of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations assume the acquisition occurred at the beginning of the respective years.


                                                     Year ended December 31,
                                                     ------------------------
                                                      1996                1997
                                                     --------          --------
                                                          (in thousands)

         Revenues                                    $ 96,883          $ 171,158
         Loss from continuing operations             $ (5,050)         $ (11,446)
         Net loss per common share from
           continuing operations                     $  (0.19)         $   (0.37)

         The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of results that will be obtained in the future.

(9)      Discontinued Operations

         On November 11, 1996, the Company announced its intention to sell SSI and ATSG. As of December 31, 1996, the Company recorded a $2,000,000 charge to estimated loss on sale of operations, which included the estimated financial results of SSI and ATSG through June 30, 1997 (the original anticipated date of sale of SSI and ATSG), and anticipated transaction costs related to the sales.

         On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company of up to $3,500,000. Total consideration in the sale approximated the carrying value of the net assets divested, however, due to the contingent nature of a portion of the consideration, the Company recorded a charge of $3,500,000 to loss on sale of discontinued operations in 1997.

         The Company is currently negotiating for the sale of substantially all of the assets and certain liabilities of ATSG. The Company believes it will be able to complete the sale during the first half of 1998, however there can be no assurance that the sale will be completed during that period. In 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which includes the estimated losses of ATSG through June 30, 1998.

Discontinued operations are summarized as follows:


                                              Year ended December 31,
                                      ---------------------------------------
                                       1995            1996           1997(a)
                                      --------       --------       ---------
                                                (in thousands)
Revenues                               $64,579        $ 58,535         $ 31,640
                                       -------        --------         --------
                                       -------        --------         --------
Income (loss) from operations:
  Income (loss) before taxes           $ 1,523        $ (4,519)        $      -
  Income tax expense                       708               -                -
                                       -------        --------         --------

  Income (loss) from operations        $   815        $ (4,519)        $      -
                                       -------        --------         --------
                                       -------        --------         --------

Loss on sale of operations             $     -        $ (2,000)        $ (4,500)
                                       -------        --------         --------
                                       -------        --------         --------

(a) Includes SSI through the date of sale. Loss from operations, amounting to approximately $853,000, was charged against the reserve for loss on sale of operations.

The net assets of discontinued operations are summarized as follows:


                                                           December 31,
                                                   -------------------------
                                                      1996            1997
                                                   -----------      --------
                                                          (in thousands)
         Current assets                             $17,640            $3,364
         Property and equipment, net                  2,618               227
         Excess costs over fair value of
           businesses acquired, net                   3,069               722
         Other assets                                   597                49
                                                    -------            ------
         Total assets                                23,924             4,362
                                                    -------            ------
         Current liabilities                          4,800             1,271
         Estimated loss on sale of
           discontinued operations                    2,000             2,176
         Long-term obligations                          510                 -
                                                      -----             -----
         Total liabilities                            7,310             3,447
                                                      -----             -----
         Net assets of discontinued
           operations                               $16,614            $  915
                                                    -------            ------
                                                    -------            ------


         The net loss from operations for the year ended December 31, 1996 includes a restructuring charge, one-time expenses associated with the Merger and branch closing expenses totaling approximately $1,362,000. This amount primarily consists of employee termination benefits, asset write-offs and lease payments.

         The historical results for the discontinued operations include an allocation for the Company's corporate and interest expense. Interest expense is allocated based upon the pro rata share of the intercompany borrowings. Corporate and interest expense allocated amounted to $270,000, $573,000 and $527,000 for the years ended December 31, 1995, 1996 and 1997.

(10)     Retirement Plan

         The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $23,000, $32,000 and $71,000 for the years ended December 31, 1995, 1996 and 1997.

(11)     Income Taxes

         The income tax expense from continuing operations is as follows:


                                         Year ended December 31,
                                 ----------------------------------------
                                   1995            1996            1997
                                 ---------     ------------     ---------
                                              (in thousands)
Current
  Federal                         $ (498)         $    -           $    -
  State                               33               -                -
Deferred
  Federal                            609               -                -
  State                                5               -                -
                                  ------          ------           ------
                                  $  149          $    -           $    -
                                  ------          ------           ------
                                  ------          ------           ------


A reconciliation of the expected Federal income tax expense from continuing operations at the statutory rate to the Company's income tax expense follows:

                                          Year ended December 31,
                                   ------------------------------------
                                     1995         1996           1997
                                   --------    -----------   ----------
                                            (in thousands)
Expected tax expense (benefit)      $  115          $ (880)     $(3,844)
Increase (reduction) in tax
  expense resulting from:
  Valuation allowance                    -             818        3,746
  State taxes                           25               -            -
  Goodwill                              28              30           42
  Other                                (19)             32           56
                                    ------          ------       ------
                                    $  149          $    -       $    -
                                    ------          ------       ------
                                    ------          ------       ------



The components of the net deferred tax asset were as follows:


                                                        December 31,
                                                 -------------------------
                                                   1996             1997
                                                 ---------       ---------
                                                       (in thousands)

Deferred tax assets:
  Net operating loss carryforwards
    (available through periods ending 2012)      $  2,545         $  5,464
  Intangible assets                                     -            3,179
  Accounts receivable                                  99              275
  Inventories                                         633               47
  Accrued expenses                                    341              190
  Estimated loss on sale of
    discontinued operations                           800              841
  Other                                               295               65
  Valuation allowance                              (3,331)          (8,920)
                                                 ---------        --------
    Total deferred tax asset                        1,382            1,141
Deferred tax liabilities:
  Property and equipment                              194              101
  Other assets                                        135                -
  Goodwill                                             13                -
                                                 ---------        --------
    Total deferred tax liability                      342              101
                                                 ---------        --------
    Net deferred tax asset                       $  1,040         $  1,040
                                                 ---------        --------
                                                 ---------        --------

         At December 31, 1996 and 1997, valuation allowances were established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. The net change in the valuation allowance for the years ended December 31, 1996 and 1997 was an increase of $3,331,000 and $5,589,000.

(12)     Stockholders' Equity

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

         On December 6, 1995 the Company declared a three percent stock dividend to holders of record on December 18, 1995. The payment date was December 29, 1995. The Company had accumulated net income of $4,148,000 since July 1, 1990, when it became a leading provider of MRO supply services to industrial and commercial customers in the western United States.

         On May 23, 1996, the Company sold 7,630,000 shares of common stock in an underwritten public offering. The net proceeds to the Company were $55,332,000. A portion of the proceeds was used to repay the Company's bank indebtedness. The balance of the net proceeds, at the time, was available for working capital, for general corporate purposes and for possible acquisitions.

         On January 28, 1997, the Company issued 625,000 shares of common stock in connection with the acquisition of INTERMAT (see Note 8).

         On May 20, 1997, the Company sold 400,000 shares of common stock to an officer of the Company at $4.25 per share. Pursuant to a Stock Purchase Agreement between the officer and the Company, dated April 11, 1997, $1,000,000 of the purchase price was evidenced by a 7% promissory note issued by the officer to the Company. The note, plus accrued interest thereon, is due May 20, 2002.

(13) Net Income (Loss) Per Share

         Net income per common share - assuming dilution for the year ended December 31, 1995 is based on 22,221,520 weighted average shares of common stock outstanding, which includes 531,867 potential shares of common stock under the treasury stock method. Net loss per common share -assuming dilution is not presented for the years ended December 31, 1996 and 1997, because the affect of the assumed issuance of potential shares of common stock is antidilutive. As of December 31, 1996 and 1997, there were stock options and warrants outstanding for 2,423,155 and 2,574,556 shares of common stock.

(14)     Stock Compensation Plans

         The Company has an Incentive Stock Option Plan (the "Plan") under which the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 3,000,000 shares of common stock. The Plan provides for the granting of both incentive stock options and options that do not qualify as incentive stock options ("nonqualified options"). In the case of each incentive stock option granted under the Plan, the option price must not be less than the fair market value of the Company's common stock at the date of grant. To date, all options granted under the Plan are exercisable at not less than the fair market value of the common stock at the date of grant. A significant portion of the options granted under the Plan are exercisable at various rates from 25.0% to 33.3% per year beginning on the first anniversary of the date of grant, and a significant portion of the options granted under the Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant. A smaller portion of the options granted under the Plan were exercisable at date of grant.

         The following table summarizes the option information for options granted under the Plan (as adjusted for the stock dividend):

                                                                      Weighted
                                                                       Average
                                                 Number of            Exercise
                                                  Shares               Prices
                                                 ---------            --------
Options outstanding, December 31, 1994.........  1,002,256             $1.25
Options granted during 1995....................    352,399             $3.47
Options canceled or expired....................    (99,815)            $1.74
Options exercised..............................    (45,087)            $1.02
                                                 ---------
Options outstanding, December 31, 1995.........  1,209,753             $1.87
Options granted during 1996....................    396,500             $6.88
Options canceled or expired....................   (124,060)            $4.01
Options exercised..............................   (162,371)            $1.36
                                                 ---------
Options outstanding, December 31, 1996.........  1,319,822             $3.24
Options granted during 1997....................    516,500             $4.07
Options canceled or expired....................   (240,406)            $5.52
Options exercised..............................   (552,693)            $1.51
                                                 ---------
Options outstanding, December 31, 1997.........  1,043,223             $3.99
                                                 =========
Options exercisable............................    325,975             $2.44
                                                 =========


         The Company has a Non-Employee Director Stock Plan (the "Director Plan") under which the Board is authorized to grant 150,000 shares of common stock. On June 30, 1996, the Company issued 14,328 shares of common stock under the Director Plan. On December 31, 1996, the Company granted options for 28,000 shares of common stock under the Director Plan with an exercise price of $8.00 per share. On December 31, 1997, the Company granted options for 28,000 shares of common stock under the Director Plan with an exercise price of $4.50 per share. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. As of December 31, 1997, no options had been exercised under the Director Plan.

         The Company has an Executive Compensation Plan (the "Executive Plan") under which the Board is authorized to grant up to 500,000 shares of common stock. No shares of common stock have been issued under the Executive Plan.

         On April 11, 1997, the Company granted, to an officer of the Company, nonqualified options for 400,000 shares of common stock with an exercise price of $5.12 per share. The options granted are exercisable at a rate of 25.0% per year beginning on the first anniversary of the date of grant.

         The following table summarizes information about stock options outstanding under all plans at December 31, 1997.


                                             Options Outstanding                             Options Exercisable
                           ------------------------------------------------------    ---------------------------------
                                                Weighted Average        Weighted                            Weighted
                                                   Remaining            Average                             Average
Range of Exercise                              Contractual Life         Exercise                            Exercise
Prices                    Number Outstanding        (years)              Price       Number Exercisable      Price
-----------------         ------------------        -------              -----       ------------------     ----------
$0.97 - $2.00..............     209,065               5.4                $1.09             209,065           $1.09
$2.01 - $4.00..............     479,785               8.7                $3.83              68,553           $3.45
$4.01 - $6.00..............     569,708               9.0                $4.92              31,708           $4.67
$6.01 - $8.00..............     240,665               7.8                $7.04              72,649           $7.35
                              ---------                                                    -------
                              1,499,223               8.2                $4.38             381,975           $3.00
                              =========                                                    =======

         The weighted average fair value of options granted for the years ended December 31, 1995, 1996 and 1997 was $1.86, $4.45 and $3.43.

         The Company has adopted the disclosure-only provisions of SFAS No.
123. Accordingly, no compensation expense has been recognized for the Company's stock compensation plans. Had compensation expense for the plans been determined based on the fair value prescribed by SFAS No. 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been the amounts indicated below:

                                                   Year Ended December 31,
                                                 --------------------------
                                                 1995      1996        1997
                                                ------    ------      ------
                                                        (in thousands)
Net income (loss) - as reported...............  $1,004   $(9,108)   $(15,806)
Net income (loss) - pro forma.................  $  871   $(9,788)   $(16,766)
Net income (loss) per share - as reported.....  $ 0.05   $ (0.34)   $  (0.52)
Net income (loss) per share - pro forma.......  $ 0.04   $ (0.37)   $  (0.55)

          The fair value of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          Year Ended December 31,
                                    -----------------------------------
                                    1995           1996            1997
                                   ------         ------          ------
Expected life (years)............   3.30           6.00            6.92
Interest rate....................   6.25%          6.61%           6.77%
Volatility.......................  89.93%         72.31%          60.89%
Dividend yield...................   0.00%          0.00%           0.00%


         Warrants to purchase 38,625 shares of common stock for $1.46 per share were outstanding at December 31, 1997 and expire in 1999.

(15)     Lease Commitments

         The Company leases real estate, equipment and vehicles for initial terms of three to eight years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 1997 are as follows (in thousands):

                 1998..............................  $1,174
                 1999..............................    $973
                 2000..............................    $800
                 2001..............................    $720
                 2002..............................    $673
                 Thereafter........................    $377

         Rental expense for the years ended December 31, 1995, 1996 and 1997, was approximately $125,000, $319,000, and $809,000.

(16)     Customer Business Data

         One In-Plant Store customer (with which the Company operated under two separate contracts in 1995, and six contracts in both 1996 and 1997) represented approximately 19%, 23% and 15% of revenues for the years ended December 31, 1995, 1996 and 1997. Three In-Plant Store customers represented approximately 22%, 15% and 13% of revenues, respectively, for the year ended December 31, 1995, but less than 10% for the years ended December 31, 1996 and 1997.

(17) Quarterly Data (in thousands, except for per share data)--Unaudited


                               First           Second         Third          Fourth
                               Quarter         Quarter        Quarter        Quarter           Year
                               -------         -------        -------        -------          ------
1996
-----
Revenues....................   $16,508        $ 19,518      $ 25,700        $ 30,697         $ 92,423
                               --------        --------      --------        --------         --------
                               --------        --------      --------        --------         --------
Loss from continuing
  operations................   $  (817)        $  (645)      $  (313)        $  (814)         $(2,589)
Loss from discontinued
  operations................    (1,148)         (1,017)       (1,007)         (1,347)          (4,519)
Loss on sale of
  discontinued
  operations................          -               -             -         (2,000)          (2,000)
                               --------        --------      --------        --------         --------
Net loss....................   $(1,965)        $(1,662)      $(1,320)        $(4,161)         $(9,108)
                               --------        --------      --------        --------         --------
                               --------        --------      --------        --------         --------
Net loss per common
  share(a):
  Loss from continuing
    operations..............     $(.04)          $(.03)        $(.01)          $(.03)           $(.10)
  Loss from
    discontinued
    operations..............      (.05)           (.04)         (.03)           (.11)            (.24)
                                 ------          ------        ------          ------           ------
  Net loss..................     $(.09)          $(.07)        $(.04)          $(.14)           $(.34)
                                 ------          ------        ------          ------           ------
                                 ------          ------        ------          ------           ------



                               First           Second         Third          Fourth
                               Quarter         Quarter        Quarter        Quarter           Year
                               -------         -------        -------        -------          ------
1997
-----
Revenues....................   $ 34,506        $ 41,270       $ 45,280       $ 49,724        $ 170,780
                               ---------       --------       --------       --------        ---------
                               ---------       --------       --------       --------        ---------
Loss from continuing
  operations (b)............   $ (8,818)        $(1,033)       $  (419)       $(1,036)        $(11,306)
Loss from discontinued
  operations................           -              -              -              -                -
Loss on sale of
  discontinued
  operations................           -         (4,500)             -              -          (4,500)
                                --------        -------        -------        -------        ---------
Net loss....................    $ (8,818)       $(5,533)       $  (419)       $(1,036)        $(15,806)
                                --------        --------       --------       --------        ---------
                                --------        --------       --------       --------        ---------
Net loss per common
  share(a):
  Loss from continuing
    operations..............       $(.29)         $(.03)         $(.01)         $(.03)           $(.37)
  Loss from
    discontinued
    operations..............           -           (.15)             -              -            (.15)
                                  ------          ------         ------         ------           ------
  Net loss                         $(.29)         $(.18)         $(.01)         $(.03)           $(.52)
                                  ------          ------         ------         ------           ------
                                  ------          ------         ------         ------           ------


(a)   Each period is computed separately.

(b) The first quarter of 1997 includes a charge of $8,000,000, related to the write-off of acquired in-process research and development. The fourth quarter of 1997 includes a charge of $440,000 related to closing one In-Plant Store.


(18)  Related Party Transactions

         During 1996 and 1997, the Company entered into agreements with a company of which the Company's Chairman of the Board is an officer, one director is the sole owner and another director is an officer. The agreements provided for consulting and other services at fees of $400,000 in 1996 and $200,000 in 1997, and investment transaction services in connection with the sale of SSI, amounting to $265,000 in 1997. The agreement in effect at December 31, 1997, extends to May 31, 2000, and requires monthly service fees of $12,500, which will be reduced by any investment transaction fees paid.

(19)  Subsequent Event

         During the first quarter of 1998, the Company signed a commitment letter with a bank to provide a revolving credit facility for borrowings up to $50,000,000. The credit facility will contain customary financial and other covenants and will be collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries.

                                   PART III

Item 10. Directors and Executive Officers of the Company.

        The information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 1997 (the "Proxy Statement"), under the captions "Election of Directors" and "Identification of Executive Officers" is incorporated herein by reference.


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

                                                                    Page No.
                                                                 in Manually
                                                                 Signed Copy
                                                                 -----------

3.1     Second Restated Certificate of Incorporation                  --
        of the Company filed June 21, 1996 with the
        Secretary of State of the State of Delaware
        (incorporated by reference to Exhibit 3.2 of
        the Company's Quarterly Report on Form 10-Q
        for the fiscal quarter ended June 30, 1996).

3.2     Amended and Restated Bylaws of the Company,                   --
        dated July 24, 1986, as amended (incorporated
        by reference to Exhibits 3.2 and 3.2(a) of the
        Company's Annual Report on Form 10-K for the
        fiscal year ended December 31, 1995).

10.1    Form of Strategic Distribution, Inc.                          --
        Amended and Restated 1990 Incentive
        Stock Option Plan (incorporated by
        reference to Exhibit 10.1 of the Company's
        Annual Report on Form 10-K for the fiscal
        year ended December 31, 1995).

10.2    Form of Strategic Distribution, Inc.                          --
        Executive Compensation Plan (incorporated by
        reference to Exhibit 10.2 of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended December 31, 1996).



10.3    Form of Amended and Restated Strategic                        --
        Distribution, Inc. 1996 Non-Employee
        Director Stock Plan (incorporated by
        reference to Exhibit 10.3 of the Company's
        Annual Report on Form 10-K for the fiscal
        year ended December 31, 1996).

10.4    Stock Purchase Agreement, dated as of May 12,                 --
        1995, between the Company and the selling
        shareholders parties thereto (incorporated
        by reference to the Company's May 12, 1995
        Current Report on Form 8-K).

10.5    Agreement and Plan of Merger, dated as of                     --
        January 28, 1997, by and among Strategic
        Distribution, Inc., INTERMAT Acquisition Corp.,
        INTERMAT International Materials Management
        Engineers, Inc., Jeffery O. Beauchamp, Toni R.
        Beauchamp, Gregory A. Enders, Winston Gilpin,
        Gary Johnson and John Miday (incorporated by
        reference to Exhibit 2 of the Company's
        January 28, 1997 Current Report on Form 8-K).

10.6    Asset Purchase Agreement among Strategic                      --
        Supply, Inc., Coulson Technologies, Inc. and
        Strategic Distribution, Inc., DXP Acquisition,
        Inc. and DXP Enterprises, Inc. dated May 27, 1997
        (incorporated by reference to Exhibit 2.1 of the
        Company's June 2, 1997 Current Report on Form 8-K).

10.7    Credit Agreement, dated as of December 31,                    --
        1995, between Bank of America Illinois and
        the Company (incorporated by reference to
        Exhibit 10.6 of the Company's Annual Report
        on Form 10-K for the fiscal year ended
        December 31, 1995).

10.8    First Amendment to Credit Agreement, dated                    --
        as of May 28, 1996, amending the Credit
        Agreement described in Exhibit 10.6
        (incorporated by reference to Exhibit 10.2
        of the Company's Quarterly Report on Form
        10-Q for the fiscal quarter ended September
        30, 1996).

10.9    Second Amendment to Credit Agreement, dated                   --
        as of September 9, 1996, amending the
        Credit Agreement described in Exhibit 10.6
        (incorporated by reference to Exhibit 10.3
        of the Company's Quarterly Report on Form
        10-Q for the fiscal quarter ended September
        30, 1996).



10.10   Third Amendment to Credit Agreement, dated                    --
        as of December 20, 1996, amending the Credit
        Agreement described in Exhibit 10.6
        (incorporated by reference to Exhibit 10.9
        of the Company's Annual Report on Form 10-K
        for the fiscal year ended December 31,
        1996).

10.11   Executive Employment Agreement, dated as of                   --
        April 11, 1997, by and between Strategic
        Distribution, Inc. and John M. Sergey
        (incorporated by reference to the Company's
        Quarterly Report on Form 10-Q for the fiscal
        quarter ended June 30, 1997 (the "June 30,
        1997 Form 10-Q"))

10.12   Employment letter, dated as of April 11, 1997,                --
        by and between Strategic Distribution, Inc.
        and John M. Sergey (incorporated by reference
        to the June 30, 1997 Form 10-Q).

10.13   Stock Purchase Agreement, dated as of April 11,               --
        1997, by and between Strategic
        Distribution, Inc. and John M. Sergey
        (incorporated by reference to the June 30,
        1997 Form 10-Q).

10.14   Amendment to Stock Purchase Agreement, dated                  --
        as of May 5, 1997, amending the Stock
        Purchase Agreement dated as of April 11,
        1997, by and between Strategic Distribution,
        Inc. and John M. Sergey (incorporated by
        reference to the June 30, 1997 Form 10-Q).

10.15   Amended Loan and Pledge Agreement, dated as                   --
        of May 5, 1997, by and between Strategic
        Distribution, Inc. and John M. Sergey
        (incorporated by reference to the June 30,
        1997 Form 10-Q).

10.16   Secured Non-Recourse Promissory Note, dated                   --
        May 20, 1997, made by John M. Sergey in
        favor of Strategic Distribution, Inc.
        (incorporated by reference to the June 30,
        1997 Form 10-Q).

10.17   Non-Qualified Stock Option Agreement, dated                   --
        as of April 11, 1997, by and between
        Strategic Distribution, Inc. and John M.
        Sergey (incorporated by reference to the
        June 30, 1997 Form 10-Q).

21.     List of Subsidiaries of the Company                            *

23.     Consent of KPMG Peat Marwick LLP                               *


(b)     REPORTS ON FORM 8-K

                 The Company did not file any reports on Form 8-K during the last quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1998.

                                      Strategic Distribution, Inc.

                                      By:/s/ Andrew M. Bursky
                                         ---------------------------------
                                         Andrew M. Bursky
                                         Chairman of the Board

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.


/s/ Andrew M. Bursky         Chairman of the Board and
--------------------         Director
Andrew M. Bursky             March 27, 1998


/s/ John M. Sergey           President and Chief Executive Officer and
------------------           Director
John M. Sergey               March 27, 1998


/s/ Michael F. Devine III    Chief Financial Officer, Secretary and
-------------------------    Treasurer
Michael F. Devine            March 27, 1998


/s/ Jeffery O. Beauchamp     Executive Vice President and
------------------------     Director
Jeffery O. Beauchamp         March 27, 1998


/s/ George E. Krauter        Executive Vice President and
---------------------        Director
George E. Krauter            March 27, 1998


/s/ David L. Courtright      Controller and
-----------------------      Chief Accounting Officer
David L. Courtright          March 27, 1998

/s/ William R. Berkley
----------------------       Director
William R. Berkley           March 27, 1998

/s/ Arnold W. Donald
--------------------         Director
Arnold W. Donald             March 27, 1998

/s/ Catherine B. James
----------------------       Director
Catherine B. James           March 27, 1998

/s/ Jack H. Nusbaum
-------------------          Director
Jack H. Nusbaum              March 27, 1998

/s/ Joshua A. Polan
-------------------          Director
Joshua A. Polan              March 27, 1998

/s/ Mitchell I. Quain
---------------------        Director
Mitchell I. Quain            March 27, 1998