Form 10-Q
period 1998-03-31
STRATEGIC DISTRIBUTION INC
filed 1998-05-11
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                               -----------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------

Commission file number    0-5228
                      -------------------

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

                                                 Yes X   No
                                                    ----   ----

Number of Common Shares outstanding at May 4, 1998: 31,143,133

                                TABLE OF CONTENTS

                         Part I - Financial Information




Item 1                                                              Page No.
------                                                              --------

               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     March 31, 1998 (unaudited)
                     and December 31, 1997

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months Ended March 31,
                     1998 and 1997

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Three Months Ended
                     March 31, 1998 and 1997

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

Item 2

               Management's Discussion and Analysis of Financial       6
               Condition and Results of Operations


                           Part II - Other Information

Item 6

               Exhibits and Reports on Form 8-K                       10

               Signatures                                             11

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      (in thousands, except for share data)


                                                                   March 31,  December 31,
                                                                     1998         1997
                                                                   --------    --------
                                                                  (unaudited)
 Assets
Current assets:
  Cash and cash equivalents                                        $ 11,923    $ 15,941
  Short-term investments                                              3,707       2,997
  Accounts receivable, net                                           29,734      28,772
  Notes receivable                                                      230         230
  Inventories                                                        25,682      23,712
  Prepaid expenses and other current assets                             362         301
  Deferred income taxes                                               1,141       1,141
                                                                   --------    --------
       Total current assets                                          72,779      73,094
Notes receivable                                                      2,933       2,941
Property and equipment, net                                           6,148       5,290
Net assets of discontinued operations                                   886         915
Intangible assets, net                                                8,065       8,327
Other assets                                                            127         115
                                                                   --------    --------
       Total assets                                                $ 90,938    $ 90,682
                                                                   --------    --------
                                                                   --------    --------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                            $ 28,204    $ 26,499
  Current portion of long-term debt (related party $500 in 1997)         19         519
                                                                   --------    --------
       Total current liabilities                                     28,223      27,018
Long-term debt                                                           64          69
Subordinated debt to related party                                    1,400       1,400
Deferred income taxes                                                   101         101
                                                                   --------    --------
       Total liabilities                                             29,788      28,588
                                                                   --------    --------
Stockholders' equity:
  Preferred stock, par value $.10 per share
    Authorized:  500,000 shares; issued and outstanding:  none         --          --
  Common stock, par value $.10 per share
     Authorized 50,000,000 shares; issued and
     outstanding: 31,149,354 and 31,101,054 shares                    3,115       3,110
  Additional paid-in capital                                         93,748      93,540
  Accumulated deficit                                               (34,562)    (33,506)
  Notes receivable from related parties                              (1,101)     (1,000)
  Treasury stock, at cost (12,500 shares)                               (50)        (50)
                                                                   --------    --------
       Total stockholders' equity                                    61,150      62,094
                                                                   --------    --------
       Total liabilities and stockholders' equity                  $ 90,938    $ 90,682
                                                                   --------    --------
                                                                   --------    --------


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)

                      (in thousands, except for share data)


                                                 Three months ended March 31,
                                                      1998            1997
                                                 ------------    ------------
Revenues                                         $     50,458    $     34,506
Cost and expenses:
  Cost of materials                                    39,878          27,570
  Operating wages and benefits                          4,249           3,330
  Other operating expenses                              1,669             903
  Selling, general and administrative expenses          5,992           3,864
  Acquired in-process research and development           --             8,000
                                                 ------------    ------------
Total costs and expenses                               51,788          43,667
                                                 ------------    ------------
          Operating loss                               (1,330)         (9,161)
Interest expense (income):
  Interest expense                                         33              32
  Interest (income)                                      (307)           (375)
                                                 ------------    ------------
Interest (income), net                                   (274)           (343)
                                                 ------------    ------------
          Net loss                               $     (1,056)   $     (8,818)
                                                 ------------    ------------
                                                 ------------    ------------

Net loss per common share                        $      (0.03)   $      (0.29)
                                                 ------------    ------------
                                                 ------------    ------------
Weighted average number of shares of common
stock outstanding                                  31,144,956      30,013,611
                                                 ------------    ------------
                                                 ------------    ------------

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)


                                                          Three months ended March 31,
                                                               1998        1997
                                                             --------    --------
Cash flows from operating activities:
  Loss from continuing operations                            $ (1,056)   $ (8,818)
  Adjustments to reconcile loss from continuing operations
    to net cash used in continuing operations:
      Depreciation and amortization                               571         397
      Acquired in-process research and development               --         8,000
  Changes in operating assets and liabilities,
    net of effects of acquisition:
      Short-term investments                                     (710)       --
      Accounts receivable                                        (962)     (4,316)
      Inventories                                              (1,970)     (2,731)
      Prepaid expenses and other current assets                   (61)       (208)
      Accounts payable and accrued expenses                     1,705       3,423
      Other, net                                                   (4)          1
                                                             --------    --------
     Net cash used in continuing operations                    (2,487)     (4,252)
     Decrease in net assets of discontinued operations             29         336
                                                             --------    --------
         Net cash used in operating activities                 (2,458)     (3,916)
                                                             --------    --------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired               --       (10,769)
     Additions of property and equipment                       (1,167)       (558)
                                                             --------    --------
         Net cash used in investing activities                 (1,167)    (11,327)
                                                             --------    --------
Cash flows from financing activities:
     Proceeds from sale of common stock                           112         139
     Repayment of note payable                                   --          (400)
     Repayment of long-term obligations                          (505)       (268)
                                                             --------    --------
         Net cash used in financing activities                   (393)       (529)
                                                             --------    --------
         Decrease in cash and cash equivalents                 (4,018)    (15,772)
Cash and cash equivalents, beginning of the period             15,941      35,498
                                                             --------    --------
Cash and cash equivalents, end of the period                 $ 11,923    $ 19,726
                                                             --------    --------
                                                             --------    --------
Supplemental cash flow information:
         Taxes paid                                          $     18    $      1
         Interest paid                                              2          10


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 and 1997 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. On November 11, 1996, the Company announced its intention to sell its Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG") subsidiaries in order to focus more directly on the development of the Company's In-Plant Store(R) business. The Company has reflected SSI and ATSG as discontinued operations in the accompanying financial statements.

     On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company of up to $3,500,000. Total consideration in the sale approximated the carrying value of the net assets divested, however, due to the contingent nature of a portion of the consideration, the Company recorded a charge of $3,500,000 to loss on sale of discontinued operations in the second quarter of 1997.

     The Company is currently negotiating for the sale of substantially all of the assets and certain liabilities of ATSG. The Company believes it will be able to complete the sale during the first half of 1998, however there can be no assurance that the sale will be completed during that period. In the second quarter of 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which includes the estimated losses of ATSG through June 30, 1998.

3. On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. In November 1997, the subsidiary changed its name to INTERMAT, INC. ("INTERMAT(R)"). The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock with a fair market value of $2,406,000. The method of accounting for the acquisition was the purchase method. The excess of purchase cost over the fair value of the underlying net assets acquired was allocated to intangible assets, including in-process research and development, technology, customer list, trademarks, and assembled workforce, based on their respective fair values as determined by an independent appraisal. In connection with the acquisition, the Company recorded a charge of $8,000,000 in the first quarter of 1997, as a result of the write-off of in-process research and development. The holder of the subordinated note is an officer and director of the Company.

     The results of operations of INTERMAT are included in the Company's statements of operations from date of acquisition. The following unaudited pro forma consolidated results of operations assume the acquisition occurred on January 1, 1997.


                                    Three Months Ended
                                      March 31, 1997
                                    ------------------
         Revenues                        $34,884
         Net loss                        $(8,963)
         Net loss per common share       $ (0.30)

       The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect from January 1, 1997.

4. Effective as of May 8, 1998, the Company entered into a new revolving credit agreement with its bank providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (8.50% as of May 8, 1998) and/or a Eurodollar rate, with a commitment fee over the term of the agreement which ranges from 0.125% to 0.25% on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries.

5. Net loss per common share - assuming dilution is not presented for the three months ended March 31, 1998 and 1997, because the affect of the assumed issuance of potential shares of common stock is antidilutive. As of March 31, 1998, there were stock options and warrants outstanding for 3,050,699 shares of common stock.

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

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through its wholly-owned subsidiaries, Industrial Systems Associates, Inc. ("ISA") and INTERMAT, Inc. ("INTERMAT(R)"). At March 31, 1998, the Company had 111 In-Plant Store facilities.


Results of Operations

     The following table of revenues and percentages sets forth selected items of the results of operations.


                                                    Three Months ended
                                                          March 31,
                                                     1998         1997
                                                 ---------     ---------
                                                    (dollars in thousands)
Revenues                                         $  50,458     $  34,506
                                                 ---------     ---------
                                                 ---------     ---------
                                                     100.0%        100.0%
Cost of materials                                     79.0          79.9
Operating wages and benefits                           8.4           9.7
Other operating expenses                               3.3           2.6
Selling, general and administrative expenses          11.9          11.2
Acquired in-process research and development            --          23.2
Operating loss                                        (2.6)        (26.6)
Interest income, net                                   0.5           1.0
Net loss                                              (2.1)        (25.6)


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Revenues for the three months ended March 31, 1998 increased 46.2% to $50,458,000 from $34,506,000 for the three months ended March 31, 1997. This growth resulted primarily from the implementation of new In-Plant Store facilities. The number of In-Plant Store facilities increased from 80 at March 31, 1997 to 111 at March 31, 1998. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 12% and 22% of revenues for the three months ended March 31, 1998 and 1997.

     Cost of materials as a percentage of revenues decreased to 79.0% for the three months ended March 31, 1998 from 79.9% in 1997. This decrease is primarily a result of including three months of INTERMAT revenues in 1998 as compared to two months in 1997. INTERMAT's direct material costs are insignificant, so the consolidated percentage may vary depending upon the relative revenues of ISA and INTERMAT.

     Operating wages and benefits expenses as a percentage of revenues decreased to 8.4% for the three months ended March 31, 1998 from 9.7% in 1997. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the three months ended March 31, 1998 than in 1997. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized.

     Other operating expenses as a percentage of revenues increased to 3.3% for the three months ended March 31, 1998 from 2.6% in 1997. This increase resulted primarily from including three months of INTERMAT revenues in 1998 as compared to two months in 1997. INTERMAT's results of operations reflect a much higher percentage of these expenses than In-Plant Store operations.

     Selling, general and administrative expenses as a percentage of revenues increased to 11.9% for the three months ended March 31, 1998 from 11.2% in 1997. This increase is primarily the result of higher recruiting and travel costs associated with the expansion of the In-Plant Store program.

     Interest income, net decreased by $69,000 to $274,000 for the three months ended March 31, 1998 when compared with the interest income, net of $343,000 in 1997. The decrease resulted primarily from the usage of the cash and cash equivalents to finance the working capital requirements of new In-Plant Store facilities and the acquisition of INTERMAT, thereby reducing the funds available to earn interest income.

     In the three months ended March 31, 1997, the Company incurred a non-recurring charge of $8,000,000 for acquired in-process research and development in connection with the acquisition of INTERMAT.

     Net loss for the three months ended March 31, 1998 was $(1,056,000), compared to a net loss of $(8,818,000) in 1997, as a result of the items previously discussed.


Liquidity and Capital Resources

     At December 31, 1997 and March 31, 1998, the Company was party to a revolving bank credit agreement which permitted maximum borrowings of $5,000,000, and under which there were no borrowings outstanding. Effective as of May 8, 1998, the Company entered into a new revolving credit agreement with its bank providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (8.25% as of May 8, 1998) and/or a Eurodollar rate, with a commitment fee over the term of the agreement which ranges from 0.125% to 0.25% on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount which the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. Borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

     On January 28, 1997, the Company completed the acquisition of INTERMAT for a purchase price consisting of $10,800,000 in cash, a $1,400,000 subordinated note and 625,000 newly issued shares of common stock. The cash portion of the purchase price was funded from available cash and cash equivalents.

     On June 2, 1997, the Company sold substantially all of the assets and business of its Strategic Supply, Inc. ("SSI") subsidiary. Consideration for the sale consisted of $4,269,000 in cash, promissory notes in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company of up to $3,500,000.

     The net cash used in operating activities was $2,458,000 for the three months ended March 31, 1998 compared to $3,916,000 in 1997. The decrease in cash used in operations resulted primarily from lower increases in working capital requirements in 1998 as compared to 1997, for the Company's In-Plant Store program. This was partially offset in 1998, by an increase in short-term investments.

     The net cash used in investing activities was $1,167,000 for the three months ended March 31, 1998 compared to $11,327,000 in 1997, which included the cash portion of the purchase price for the acquisition of INTERMAT.

     The net cash used in financing activities was $393,000 for the three months ended March 31, 1998 compared to $529,000 in 1997. The net cash used in 1998 reflected payment of a $500,000 note to an officer of the Company.

     During 1998 and 1999, the Company will be implementing a resystemization of its operating and financial data processing systems. This initiative will utilize technology which addresses and mitigates any Year 2000 issue in the Company's current systems. The Year 2000 issue arises from the fact many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. Costs incurred in connection with this project will be accounted for in accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (see below).

     The Company believes that cash on hand, cash generated from future operations, and cash from the Company's new bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program.


Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. For the three months ended March 31, 1998 and 1997, the Company had no items of other comprehensive income required to be disclosed by the statement.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that public business enterprises report certain information about operating segments, products and services, geographic areas and major customers in financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement addresses presentation and disclosure matters and adoption of the statement will have no effect on the Company's financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of internal use software projects. The statement is effective for fiscal years beginning after December 15, 1998, however the Company has elected to apply the provisions of the statement to all internal use software projects effective January 1, 1998, as encouraged. The provisions of SOP 98-1 are not materially different from the Company's previous method of accounting for such costs.

                                     PART II

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a).   Exhibits:

3.1 Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996).

3.2 Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended (incorporated by reference to Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.1 The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section (b) (4) (iii) (A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementary copies of these instruments to the Commission upon request.




(b).   Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Strategic Distribution, Inc.

Date: May 11, 1998                       By: /s/ John M. Sergey
                                            -----------------------------
                                            John M. Sergey
                                            President and Chief
                                            Executive Officer

Date: May 11, 1998                       By: /s/ David L. Courtright
                                            -----------------------------
                                            David L. Courtright,
                                            Controller and
                                            Chief Accounting Officer