Form 10-Q
period 1998-06-30
STRATEGIC DISTRIBUTION INC
filed 1998-08-10
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998
                              -------------------------------------------
                                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    ---------------------

Commission file number    0-5228
                      --------------


                          STRATEGIC DISTRIBUTION, INC.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                22-1849240
-------------------------------------------      ------------------------
      (State or other jurisdiction of               (I. R. S. Employer
       incorporation or organization)                Identification No.)


3220 Tillman Drive, Suite 200, Bensalem, PA               19020
-------------------------------------------      ------------------------
 (Address of principal executive offices)               (Zip Code)


                                  215-396-3088
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
   ----     ----

Number of Common Shares outstanding at August 3, 1998: 31,269,646

                                TABLE OF CONTENTS

                         Part I - Financial Information


Item 1                                                             Page No.
------                                                             --------

               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     June 30, 1998 (unaudited)
                     and December 31, 1997

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months and Six
                     Ended June 30, 1998 and 1997

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Six Months Ended
                     June 30, 1998 and 1997

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

Item 2
------
               Management's Discussion and Analysis of Financial       7
               Condition and Results of Operations


                           Part II - Other Information

Item 4
------
               Submission of Matters to a Vote of Security            13
               Holders

Item 6
------
               Exhibits and Reports on Form 8-K                       14

Signatures                                                            15


                    STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                       (in thousands, except for share data)


                                                                   June 30,   December 31,
                                                                     1998        1997
                                                                 -----------  ------------
                                                                 (unaudited)
                            Assets
                            ------
Current assets:
  Cash and cash equivalents                                        $  2,988    $ 15,941
  Short-term investments                                               --         2,997
  Accounts receivable, net                                           33,290      28,772
  Notes receivable                                                      360         230
  Inventories                                                        27,478      23,712
  Prepaid expenses and other current assets                             322         301
  Deferred income taxes                                               1,141       1,141
                                                                   --------    --------
       Total current assets                                          65,579      73,094

Notes receivable                                                      2,500       2,941
Property and equipment, net                                           8,142       5,290
Net assets of discontinued operations                                  --           915
Intangible assets, net                                                7,802       8,327
Other assets                                                            830         115
                                                                   --------    --------
       Total assets                                                $ 84,853    $ 90,682
                                                                   --------    --------
                                                                   --------    --------

            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $ 21,533    $ 26,499
  Current portion of long-term debt (related party $500 in 1997)         20         519
                                                                   --------    --------
       Total current liabilities                                     21,553      27,018

Long-term debt                                                           58          69
Subordinated debt to related party                                    1,400       1,400
Net liabilities of discontinued operations                              112        --
Deferred income taxes                                                   101         101
                                                                   --------    --------
       Total liabilities                                             23,224      28,588
                                                                   --------    --------
Stockholders' equity:
  Preferred stock, par value $.10 per share
    Authorized:  500,000 shares; issued and outstanding: none          --          --
  Common stock, par value $.10 per share
    Authorized 50,000,000 shares; issued and
    outstanding: 31,276,996 and 31,101,054 shares                     3,128       3,110
  Additional paid-in capital                                         94,223      93,540
  Accumulated deficit                                               (34,369)    (33,506)
  Notes receivable from related parties                              (1,303)     (1,000)
  Treasury stock, at cost (12,500 shares)                               (50)        (50)
                                                                   --------    --------
       Total stockholders' equity                                    61,629      62,094
                                                                   --------    --------
       Total liabilities and stockholders' equity                  $ 84,853    $ 90,682
                                                                   --------    --------
                                                                   --------    --------



               See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)

                      (in thousands, except for share data)


                                                                  Three months ended June 30,      Six months ended June 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998             1997           1998            1997
                                                                 ------------    ------------    ------------    ------------
Revenues                                                         $     52,404    $     41,270    $    102,862    $     75,776
Costs and expenses:
  Cost of materials                                                    40,612          32,935          80,490          60,504
  Operating wages and benefits                                          4,378           3,589           8,627           6,919
  Other operating expenses                                              1,878           1,511           3,547           2,415
  Selling, general and administrative expenses                          5,524           4,548          11,516           8,412
  Acquired in-process research and development                           --              --              --             8,000
                                                                   ----------      ----------      ----------      ----------
Total costs and expenses                                               52,392          42,583         104,180          86,250
                                                                   ----------      ----------      ----------      ----------
          Operating income (loss)                                          12          (1,313)         (1,318)        (10,474)

Interest income (expense):
  Interest expense                                                        (33)            (41)            (66)            (73)
  Interest income                                                         214             321             521             696
                                                                   ----------      ----------      ----------      ----------
Interest income, net                                                      181             280             455             623
                                                                   ----------      ----------      ----------      ----------
          Income (loss) from continuing operations                        193          (1,033)           (863)         (9,851)
Loss from sale of discontinued operations                                --            (4,500)           --            (4,500)
                                                                   ----------      ----------      ----------      ----------
          Net income (loss)                                      $        193    $     (5,533)   $       (863)   $    (14,351)
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------

Net income (loss) per common share - basic and diluted:
          Income (loss) from continuing operations               $       0.01    $      (0.03)   $      (0.03)   $      (0.33)
          Loss from sale of discontinued operations                      --             (0.15)           --             (0.15)
                                                                   ----------      ----------      ----------      ----------
          Net income (loss)                                      $       0.01    $      (0.18)   $      (0.03)   $      (0.48)
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------

Weighted average number of shares of common stock outstanding:
         Basic                                                     31,212,298      30,399,446      31,178,814      30,207,594
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------
         Diluted                                                   31,670,300      30,399,446      31,178,814      30,207,594
                                                                   ----------      ----------      ----------      ----------
                                                                   ----------      ----------      ----------      ----------




                See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)


                                                                               Six months ended June 30,
                                                                               -------------------------
                                                                                   1998        1997
                                                                               ----------   ------------
Cash flows from operating activities:
  Loss from continuing operations                                               $   (863)   $ (9,851)
  Adjustments to reconcile loss from continuing operations
    to net cash used in continuing operations:
      Depreciation and amortization                                                1,201         937
      Acquired in-process research and development                                  --         8,000
  Changes in operating assets and liabilities, net of effects of acquisition:
      Short-term investments                                                       2,997        --
      Accounts receivable                                                         (4,518)     (6,323)
      Inventories                                                                 (3,766)     (5,878)
      Prepaid expenses and other current assets                                      (21)       (358)
      Accounts payable and accrued expenses                                       (4,966)      8,474
      Other, net                                                                    (425)         (7)
                                                                                --------    --------
     Net cash used in continuing operations                                      (10,361)     (5,006)
  Discontinued operations:
      Net loss                                                                      --        (4,500)
      Change in net assets and liabilities                                           327       4,440
                                                                                --------    --------
         Net cash used in operating activities                                   (10,034)     (5,066)
                                                                                --------    --------
Cash flows from investing activities:
      Acquisition of business, net of cash acquired                                 --       (10,769)
      Proceeds from sales of discontinued operations                                 700       7,458
      Additions of property and equipment                                         (3,507)     (1,060)
                                                                                --------    --------
         Net cash used in investing activities                                    (2,807)     (4,371)
                                                                                --------    --------
Cash flows from financing activities:
      Proceeds from sale of common stock                                             398         900
      Repayment of note payable                                                     --          (400)
      Repayment of long-term obligations                                            (510)       (261)
                                                                                --------    --------
         Net cash provided by (used in) financing activities                        (112)        239
                                                                                --------    --------
         Decrease in cash and cash equivalents                                   (12,953)     (9,198)
Cash and cash equivalents, beginning of the period                                15,941      35,498
                                                                                --------    --------
Cash and cash equivalents, end of the period                                    $  2,988    $ 26,300
                                                                                --------    --------
                                                                                --------    --------
Supplemental cash flow information:
         Taxes paid                                                             $     18    $      2
         Interest paid                                                                66          60




            See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 1998 and 1997 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

       On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale approximated the carrying value of the net assets sold, and consisted of $700,000 in cash at closing, with a purchase price adjustment based on closing net worth and collected accounts receivable to be determined. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company. Due to the contingent nature of the earn-out, no benefit was recognized related to this portion of the consideration. In the second quarter of 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which included estimated losses of ATSG through the date of sale and the write-off of certain intangible assets in connection with the sale.

3. On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. In November 1997, the subsidiary changed its name to INTERMAT, Inc. ("INTERMAT-Registered Trademark-"). The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock with a fair market value of $2,406,000. The method of accounting for the acquisition was the purchase method. The excess of purchase cost over the fair value of the underlying net assets acquired was allocated to intangible assets, including in-process research and development, technology, customer list, trademarks, and assembled workforce, based on their respective fair values as determined by an independent appraisal. In connection with the acquisition, the Company recorded a charge of $8,000,000 in the first quarter of 1997, as a result of the write-off of in-process research and development. The holder of the subordinated note is an officer and director of the Company.

       The results of operations of INTERMAT are included in the Company's statements of operations from date of acquisition. The following unaudited pro forma consolidated results of operations of the Company assume the acquisition occurred on January 1, 1997.


                                                            Six Months Ended
                                                             June 30, 1997
                                                            ----------------
         Revenues                                             $76,154
         Net loss from continuing operations                  $(9,996)
         Net loss per common share from
           continuing operations                              $ (0.33)


       The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect from January 1, 1997.

4. Effective as of May 8, 1998, the Company entered into a new revolving credit agreement with its bank providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (8.25% as of June 30, 1998) and/or a Eurodollar rate, with a commitment fee over the term of the agreement which ranges from 0.125% to 0.25% on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of June 30, 1998, there were no borrowings outstanding under the credit facility.

5. For the three months ended June 30, 1998, the weighted average number of shares used to calculate diluted net income per common share, includes the assumed exercise of stock options and warrants equivalent to 458,002 shares under the treasury stock method. Options to purchase approximately 1,900,000 shares at prices ranging from $5.64 to $8.00 per share were outstanding during the three months ended June 30, 1998, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of three consecutive months ending on June 30, 1998.

The weighted average number of shares used to calculate diluted net income per common share for the three months ended June 30, 1997 and for the six months ended June 30, 1998 and 1997, do not include the assumed exercise of stock options or warrants because the effect is antidilutive. As of June 30, 1998 and 1997, there were stock options and warrants outstanding for approximately 3,100,000 and 2,900,000 shares of common stock.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Certain statements in this Form 10-Q constitute forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to manage growth, termination of contracts by the Company's customers, competition in the Company's business and the Company's dependence on key personnel.

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store-Registered Trademark- program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through its wholly owned subsidiaries, Industrial Systems Associates, Inc. ("ISA") and INTERMAT, Inc. ("INTERMAT-Registered Trademark-"). At June 30, 1998, the Company had 121 In-Plant Store facilities.

Results of Operations

         The following table of revenues and percentages sets forth selected items of the results of operations.


                                   Three Months ended          Six Months ended
                                  --------------------       -------------------
                                         June 30,                  June 30,
                                  --------------------       -------------------
                                   1998         1997           1998       1997
                                  -------      -------       --------    -------
                                               (dollars in thousands)

Revenues                          $52,404      $41,270       $102,862    $75,776

                                    100.0%       100.0%         100.0%     100.0%
Cost of materials                    77.5         79.8           78.3       79.9
Operating wages and benefits          8.4          8.7            8.4        9.1
Other operating expenses              3.6          3.7            3.4        3.2
Selling, general and administrative
  expenses                           10.5         11.0           11.2       11.1
Acquired in-process research and
  development                         --           --             --        10.6
Operating income (loss)               --          (3.2)          (1.3)     (13.9)
Interest income, net                  0.3          0.7            0.5        0.8
Income (loss) from continuing
  operations                          0.3         (2.5)          (0.8)     (13.1)
Loss from sale of discontinued
  operations                          --         (10.9)           --        (5.9)
Net income (loss)                     0.3        (13.4)          (0.8)     (19.0)


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Revenues for the three months ended June 30, 1998 increased 27.0% to $52,404,000 from $41,270,000 for the three months ended June 30, 1997. This growth resulted primarily from the implementation of new In-Plant Store facilities. The number of In-Plant Store facilities increased from 88 at June 30, 1997 to 121 at June 30, 1998. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 11% and 15% of revenues for the three months ended June 30, 1998 and 1997.

         Cost of materials as a percentage of revenues decreased to 77.5% for the three months ended June 30, 1998 from 79.8% in 1997. This decrease is primarily a result of lower material costs for ISA combined with higher INTERMAT revenues in 1998 as compared to 1997. INTERMAT's direct material costs are insignificant, so the consolidated percentage may vary depending upon the relative revenues of ISA and INTERMAT.

         Operating wages and benefits expense as a percentage of revenues decreased to 8.4% for the three months ended June 30, 1998 from 8.7% in 1997. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the three months ended June 30, 1998 than in 1997. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized.

         Other operating expenses as a percentage of revenues were comparable at 3.6% for the three months ended June 30, 1998 as compared to 3.7% in 1997.

         Selling, general and administrative expenses as a percentage of revenues decreased to 10.5% for the three months ended June 30, 1998 from 11.0% in 1997. The three months ended June 30, 1997 included higher corporate costs related to the closing of the Company's Colorado office and consolidation of the Company's corporate headquarters.

         Interest income, net decreased by $99,000 to $181,000 for the three months ended June 30, 1998 when compared with interest income, net of $280,000 in 1997. The decrease resulted primarily from the use of cash and cash equivalents to finance the working capital requirements of new In-Plant Store facilities, thereby reducing the funds available to earn interest income.

         Loss on sale of discontinued operations in 1997 included a $3,500,000 charge related to the sale of the Company's Strategic Supply, Inc. ("SSI") subsidiary and a $1,000,000 charge for estimated losses of the Company's American Technical Services Group, Inc. ("ATSG") subsidiary.

         Net income for the three months ended June 30, 1998 was $193,000, compared to a net loss of $(5,533,000) in 1997, as a result of the items previously discussed.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenues for the six months ended June 30, 1998 increased 35.7% to $102,862,000 from $75,776,000 for the six months ended June 30, 1997. This growth resulted primarily from the implementation of new In-Plant Store facilities. The number of In-Plant Store facilities increased from 88 at June 30, 1997 to 121 at June 30, 1998. One In-Plant Store customer (with which the Company operates under six separate contracts) represented approximately 11% and 18% of revenues for the six months ended June 30, 1998 and 1997.

         Cost of materials as a percentage of revenues decreased to 78.3% for the six months ended June 30, 1998 from 79.9% in 1997. This decrease is primarily a result of lower material costs for ISA combined with higher INTERMAT revenues in 1998 as compared to 1997. INTERMAT's direct material costs are insignificant, so the consolidated percentage may vary depending upon the relative revenues of ISA and INTERMAT.

         Operating wages and benefits expense as a percentage of revenues decreased to 8.4% for the six months ended June 30, 1998 from 9.1% in 1997. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the six months ended June 30, 1998 than in 1997. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized.

         Other operating expenses as a percentage of revenues increased to 3.5% for the six months ended June 30, 1998 from 3.2% in 1997. This increase resulted primarily from higher INTERMAT revenues in 1998 as compared to 1997. INTERMAT's results of operations reflect a much higher percentage of these expenses than In-Plant Store operations.

         Selling, general and administrative expenses as a percentage of revenues was comparable at 11.2% for the six months ended June 30, 1998 as compared to 11.1% in 1997. The six months ended June 30, 1997 included higher corporate costs related to the closing of the Company's Colorado office and consolidation of the Company's corporate headquarters. The decrease in these costs in 1998 was offset by higher recruiting and travel costs associated with the expansion of the In-Plant Store program.

         Interest income, net decreased by $168,000 to $455,000 for the six months ended June 30, 1998 when compared with interest income, net of $623,000 in 1997. The decrease resulted primarily from the use of cash and cash equivalents to finance the working capital requirements of new In-Plant Store facilities and the acquisition of INTERMAT, thereby reducing the funds available to earn interest income.

         In the six months ended June 30, 1997, the Company incurred a non-recurring charge of $8,000,000 for acquired in-process research and development in connection with the acquisition of INTERMAT.

         Loss on sale of discontinued operations in 1997 included a $3,500,000 charge related to the sale of SSI and a $1,000,000 charge for estimated losses of ATSG.

         Net loss for the six months ended June 30, 1998 was $(863,000), compared to a net loss of $(14,351,000) in 1997, as a result of the items previously discussed.


Liquidity and Capital Resources

         At December 31, 1997, the Company was party to a revolving bank credit agreement which permitted maximum borrowings of $5,000,000, and under which there were no borrowings outstanding. Effective as of May 8, 1998, the Company entered into a new revolving credit agreement with its bank providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (8.25% as of June 30, 1998) and/or a Eurodollar rate, with a commitment fee over the term of the agreement which ranges from 0.125% to 0.25% on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. Borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

         On January 28, 1997, the Company completed the acquisition of INTERMAT for a purchase price consisting of $10,800,000 in cash, a $1,400,000 subordinated note and 625,000 newly issued shares of the Company's common stock. The cash portion of the purchase price was funded from available cash and cash equivalents.

         On June 2, 1997, the Company sold substantially all of the assets and business of SSI. Consideration for the sale consisted of $4,269,000 in cash, promissory notes in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company of up to $3,500,000.

         On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale consisted of $700,000 in cash at closing, with a purchase price adjustment based on closing net worth and collected accounts receivable to be determined. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company.

         The net cash used in operating activities was $10,034,000 for the six months ended June 30, 1998 compared to $5,066,000 in 1997. The Company had a lower loss from continuing operations and lower increases in working capital requirements in 1998 as compared to 1997, for the Company's In-Plant Store program. The Company also shifted available funds from short-term investments to cash equivalents. With its available funds, the Company reduced accounts payable to take greater advantage of prompt pay discounts and to strengthen supplier relations.

         The net cash used in investing activities was $2,807,000 for the six months ended June 30, 1998 compared to $4,371,000 in 1997. The decrease reflects higher expenditures for computer systems and related equipment in 1998, offset by the net effect of the INTERMAT acquisition and the SSI sale in 1997.

         The net cash used in financing activities was $112,000 for the six months ended June 30, 1998 compared to net cash provided of $239,000 in 1997. The net cash used in 1998 reflected payment of a $500,000 note to an officer of the Company. In 1997, cash was provided primarily from the sale of stock to an officer of the Company and the exercise of stock options.

         During 1998 and 1999, the Company will be implementing a resystemization of its operating and financial data processing systems. This initiative will utilize technology which addresses and mitigates any Year 2000 issue in the Company's current systems. The Year 2000 issue arises from the fact that many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. Costs incurred in connection with this project are being accounted for in accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (see below).

         The Company believes that cash on hand, cash generated from future operations, and cash from the Company's new bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program.

Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. For the six months ended June 30, 1998 and 1997, the Company had no items of other comprehensive income required to be disclosed by the statement.

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

                                     PART II


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company's 1998 Annual Meeting of Stockholders (the "1998 Annual Meeting") was held on May 21, 1998. At the 1998 Annual Meeting, Jeffery O. Beauchamp, William R. Berkley, Andrew M. Bursky, Arnold W. Donald, Catherine B. James, George E. Krauter, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and John M. Sergey were elected to the Company's Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualify. At the 1998 Annual Meeting, 27,962,769 shares were voted for Mr. Beauchamp and 21,295 votes were withheld, 27,962,769 shares were voted for Mr. Berkley and 21,295 votes were withheld, 27,960,839 shares were voted for Mr. Bursky and 23,225 votes were withheld, 27,962,769 shares were voted for Mr. Donald and 21,295 votes were withheld, 27,930,969 shares were voted for Ms. James and 53,095 votes were withheld, 27,927,363 shares were voted for Mr. Krauter and 56,701 votes were withheld, 27,961,869 shares were voted for Mr. Nusbaum and 22,195 votes were withheld, 27,961,739 shares were voted for Mr. Polan and 22,325 votes were withheld, 27,932,769 shares were voted for Mr. Quain and 51,295 votes were withheld, and 27,961,769 shares were voted for Mr. Sergey and 22,295 votes were withheld.

              At the 1998 Annual Meeting, holders of Common Stock were asked to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. 27,962,286 shares were voted for the ratification of the appointment of KPMG Peat Marwick LLP, with 14,946 shares voting against and 6,832 shares abstaining.

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


4.1 The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section
               (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementary copies of these instruments to the Commission upon request.


10.1 Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, BankAmerica
               Business Credit, Inc. as the Agent, Industrial Systems
               Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower.


10.2 Agreement for Sale and Purchase of Assets, dated April 22, 1998, by and among Strategic Distribution, Inc., American Technical
               Services Group, Inc., ATS Phoenix, Inc. and SPEC/ATS, Inc.
               (the "ATSG Sale Agreemment").


10.3           Amendment to Agreement for Sale and Purchase of Assets, dated
               June 4, 1998, by and among Strategic Distribution, Inc., American
               Technical Services Group, Inc., ATS Phoenix, Inc., SPEC/ATS, Inc.
               and SPEC Group Holdings, Inc., amending the ATSG Sale Agreement referenced in Item 10.2.

27             Financial Data Schedule

(b). Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the second quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Strategic Distribution, Inc.

Date: August 10, 1998                      By: /s/ John M. Sergey
                                              ------------------------
                                               John M. Sergey
                                               President and Chief
                                               Executive Officer

Date: August 10, 1998                      By: /s/ David L. Courtright
                                              ------------------------
                                               David L. Courtright,
                                               Controller and
                                               Chief Accounting Officer

                                  EXHIBIT INDEX







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


10.1 Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, BankAmerica
               Business Credit, Inc. as the Agent, Industrial
               Systems Associates, Inc. as a Borrower and
               INTERMAT, Inc. as a Borrower.


10.2 Agreement for Sale and Purchase of Assets, dated April 22, 1998, by and among Strategic
               Distribution, Inc., American Technical Services
               Group, Inc., ATS Phoenix, Inc. and SPEC/ATS, Inc.
               (the "ATSG Sale Agreemment").


10.3           Amendment to Agreement for Sale and Purchase of
               Assets, dated June 4, 1998, by and among Strategic Distribution, Inc., American Technical
               Services Group, Inc., ATS Phoenix, Inc.,
               SPEC/ATS, Inc. and SPEC Group Holdings, Inc., amending the ATSG Sale Agreement referenced in
               Item 10.2.

27             Financial Data Schedule
