Form 10-Q
period 1998-09-30
STRATEGIC DISTRIBUTION INC
filed 1998-11-03
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1998
                               ------------------------------------------------
                                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

Commission file number     0-5228
                        ------------

                        STRATEGIC DISTRIBUTION, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                               22-1849240
---------------------------------  --------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

3220 Tillman Drive, Suite 200, Bensalem, PA               19020
-----------------------------------------------     -------------------
(Address of principal executive offices)                (Zip Code)

                                  215-396-3088
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x      No
                                             -----      -----


Number of Common Shares outstanding at October 28, 1998: 31,280,963

                                TABLE OF CONTENTS

                         Part I - Financial Information


Item 1                                                             Page No.
------                                                             --------

               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -
                     September 30, 1998 (unaudited)
                     and December 31, 1997 ......................      1

               -     Consolidated Statements of Operations
                     (unaudited) - Three Months and Nine Months
                     Ended September 30, 1998 and 1997 ..........      2

               -     Consolidated Statements of Cash Flows
                     (unaudited) - Nine Months Ended
                     September 30, 1998 and 1997 ................      3

               -     Notes to Consolidated Financial Statements
                     (unaudited) ................................      4

Item 2
------

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..............      7


                           Part II - Other Information

Item 6
------

               Exhibits and Reports on Form 8-K .................     13

Signatures ......................................................     14


                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      (in thousands, except for share data)


                                                                 September 30,  December 31,
                                                                     1998          1997
                                                                 -------------  ------------
                                                                  (unaudited)
                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents ....................................   $  1,872    $ 15,941
  Short-term investments .......................................       --         2,997
  Accounts receivable, net .....................................     36,616      28,772
  Notes receivable .............................................        361         230
  Inventories ..................................................     28,784      23,712
  Prepaid expenses and other current assets ....................        601         301
  Deferred income taxes ........................................      1,141       1,141
                                                                   --------    --------
       Total current assets ....................................     69,375      73,094
Notes receivable ...............................................      2,494       2,941
Property and equipment, net ....................................      9,434       5,290
Net assets of discontinued operations ..........................       --           915
Intangible assets, net .........................................      7,541       8,327
Other assets ...................................................        788         115
                                                                   --------    --------
       Total assets ............................................   $ 89,632    $ 90,682
                                                                   --------    --------
                                                                   --------    --------

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses ........................   $ 25,447    $ 26,499
  Current portion of long-term debt (related party $500 in 1997)         20         519
                                                                   --------    --------
       Total current liabilities ...............................     25,467      27,018
Long-term debt .................................................         53          69
Subordinated debt to related party .............................      1,400       1,400
Net liabilities of discontinued operations .....................        621        --
Deferred income taxes ..........................................        101         101
                                                                   --------    --------
       Total liabilities .......................................     27,642      28,588
                                                                   --------    --------
Stockholders' equity:
  Preferred stock, par value $.10 per share
    Authorized:  500,000 shares; issued and outstanding:  none .       --          --
  Common stock, par value $.10 per share
     Authorized: 50,000,000 shares; issued and
     outstanding: 31,293,463 and 31,101,054 shares .............      3,129       3,110
  Additional paid-in capital ...................................     94,254      93,540
  Accumulated deficit ..........................................    (34,040)    (33,506)
  Notes receivable from related parties ........................     (1,303)     (1,000)
  Treasury stock, at cost (12,500 shares) ......................        (50)        (50)
                                                                   --------    --------
       Total stockholders' equity ..............................     61,990      62,094
                                                                   --------    --------
       Total liabilities and stockholders' equity ..............   $ 89,632    $ 90,682
                                                                   --------    --------
                                                                   --------    --------


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)

                      (in thousands, except for share data)


                                                                        Three months ended             Nine months ended
                                                                           September 30,                 September 30,
                                                                 ------------------------------  ----------------------------
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------
Revenues .....................................................   $     57,389    $     45,280    $    160,251    $    121,056
Costs and expenses:
  Cost of materials ..........................................         44,204          34,709         124,693          95,213
  Operating wages and benefits ...............................          4,859           4,077          13,487          10,996
  Other operating expenses ...................................          1,849           1,931           5,395           4,345
  Selling, general and administrative expenses ...............          6,243           5,340          17,760          13,752
  Acquired in-process research and development ...............           --              --              --             8,000
                                                                 ------------    ------------    ------------    ------------
Total costs and expenses .....................................         57,155          46,057         161,335         132,306
                                                                 ------------    ------------    ------------    ------------
          Operating income (loss) ............................            234            (777)         (1,084)        (11,250)
Interest income (expense):
  Interest expense ...........................................            (33)            (41)            (99)           (114)
  Interest income ............................................            129             399             649           1,095
                                                                 ------------    ------------    ------------    ------------
Interest income, net .........................................             96             358             550             981
                                                                 ------------    ------------    ------------    ------------
          Income (loss) from continuing operations ...........            330            (419)           (534)        (10,269)
Loss from sale of discontinued operations ....................           --              --              --            (4,500)
                                                                 ------------    ------------    ------------    ------------
          Net income (loss) ..................................   $        330    $       (419)   $       (534)   $    (14,769)
                                                                 ------------    ------------    ------------    ------------
                                                                 ------------    ------------    ------------    ------------
Net income (loss) per common share - basic and diluted:
          Income (loss) from continuing operations ...........   $       0.01    $      (0.01)   $      (0.02)   $      (0.34)
          Loss from sale of discontinued operations ..........           --              --              --             (0.15)
                                                                 ------------    ------------    ------------    ------------
          Net income (loss) ..................................   $       0.01    $      (0.01)   $      (0.02)   $      (0.49)
                                                                 ------------    ------------    ------------    ------------
                                                                 ------------    ------------    ------------    ------------
Weighted average number of shares of common stock outstanding:
         Basic ...............................................     31,283,891      30,688,401      31,214,224      30,369,615
                                                                 ------------    ------------    ------------    ------------
                                                                 ------------    ------------    ------------    ------------
         Diluted .............................................     31,425,868      30,688,401      31,214,224      30,369,615
                                                                 ------------    ------------    ------------    ------------
                                                                 ------------    ------------    ------------    ------------


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                                --------------------
                                                                                  1998        1997
                                                                                --------    --------
Cash flows from operating activities:
  Loss from continuing operations ...........................................   $   (534)   $(10,269)
  Adjustments to reconcile loss from continuing operations
    to net cash used in continuing operations:
      Depreciation and amortization .........................................      1,972       1,448
      Acquired in-process research and development ..........................       --         8,000
  Changes in operating assets and liabilities, net of effects of acquisition:
      Short-term investments ................................................      2,997        --
      Accounts receivable ...................................................     (7,844)     (7,222)
      Inventories ...........................................................     (5,072)     (7,876)
      Prepaid expenses and other current assets .............................       (300)       (613)
      Accounts payable and accrued expenses .................................     (1,052)     10,074
      Other, net ............................................................       (449)        (48)
                                                                                --------    --------
     Net cash used in continuing operations .................................    (10,282)     (6,506)
  Discontinued operations:
      Net loss ..............................................................       --        (4,500)
      Change in net assets and liabilities ..................................        526       4,824
                                                                                --------    --------
         Net cash used in operating activities ..............................     (9,756)     (6,182)
                                                                                --------    --------
Cash flows from investing activities:
      Acquisition of business, net of cash acquired .........................       --       (10,769)
      Proceeds from sales of discontinued operations ........................      1,010       7,458
      Additions of property and equipment ...................................     (5,238)     (1,598)
                                                                                --------    --------
         Net cash used in investing activities ..............................     (4,228)     (4,909)
                                                                                --------    --------
Cash flows from financing activities:
      Proceeds from sale of common stock ....................................        430       1,078
      Repayment of note payable .............................................       --          (400)
      Repayment of long-term obligations ....................................       (515)       (266)
                                                                                --------    --------
         Net cash provided by (used in) financing activities ................        (85)        412
                                                                                --------    --------
         Decrease in cash and cash equivalents ..............................    (14,069)    (10,679)
Cash and cash equivalents, beginning of the period ..........................     15,941      35,498
                                                                                --------    --------
Cash and cash equivalents, end of the period ................................   $  1,872    $ 24,819
                                                                                --------    --------
                                                                                --------    --------
Supplemental cash flow information:
         Taxes paid .........................................................   $     47    $      4
         Interest paid ......................................................         67          70


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 1998 and 1997 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.

2. On November 11, 1996, the Company announced its intention to sell its Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG") subsidiaries in order to focus more directly on the development of the Company's In-Plant Store -Registered Trademark- business. The Company has reflected SSI and ATSG as discontinued operations in the accompanying financial statements.

     On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP") (excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional consideration to the Company of up to $3,500,000. Total consideration in the sale approximated the carrying value of the net assets divested, however, due to the contingent nature of a portion of the consideration, the Company recorded a charge of $3,500,000 to loss on sale of discontinued operations in the second quarter of 1997.

     On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale approximated the carrying value of the net assets sold, and consisted of $1,010,000 in cash, with a purchase price adjustment based on closing net worth and collected accounts receivable to be determined. The sale agreement also provides for an earn-out (contingent payment), which could result in additional consideration to the Company. Due to the contingent nature of the earn-out, no benefit was recognized related to this portion of the consideration. In the second quarter of 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which included estimated losses of ATSG through the date of sale and the write-off of certain intangible assets in connection with the sale.

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


                                                           Nine months ended
                                                           September 30,1997
                                                           -----------------

         Revenues .......................................     $121,434
         Net loss from continuing operations ............     $(10,409)
         Net loss per common share from
           continuing operations ........................     $  (0.34)



     The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect from January 1, 1997.

4. Effective as of May 8, 1998, the Company entered into a new revolving credit agreement with its bank providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (8.25% as of September 30, 1998) and/or a Eurodollar rate, with a commitment fee over the term of the agreement which ranges from 0.125% to 0.25% on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of September 30, 1998, there were no borrowings outstanding under the credit facility.

5. For the three months ended September 30, 1998, the weighted average number of shares used to calculate diluted net income per common share, includes the assumed exercise of stock options and warrants equivalent to 141,977 shares under the treasury stock method. Options to purchase approximately 2,900,000 shares at prices ranging from $3.45 to $8.00 per share were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of three consecutive months ending on September 30, 1998.

The weighted average number of shares used to calculate diluted net income per common share for the three months ended September 30, 1997 and for the nine months ended September 30, 1998 and 1997, do not include the assumed exercise of stock options or warrants because the effect is antidilutive. As of September 30, 1998 and 1997, there were stock options and warrants outstanding for approximately 3,100,000 and 2,900,000 shares of common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Certain statements in this Form 10-Q constitute forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to manage growth, termination of contracts by the Company's customers, competition in the Company's business, the Company's dependence on key personnel, the Company's ability to deal with problems associated with the Year 2000 issue and the effects of recession on the Company and its customers. In the event of an economic downturn, the Company could experience reduced volume of business from its existing customers, as well as lost volume due to plant shutdowns or consolidations by the Company's customers.

     The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement and handling solutions to industrial sites, primarily through its In-Plant Store -Registered Trademark- program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through its wholly owned subsidiaries, Industrial Systems Associates, Inc.-Registered Trademark- ("ISA-Registered Trademark-") and INTERMAT, Inc. ("INTERMAT-Registered Trademark-"). At September 30, 1998, the Company had 131 In-Plant Store facilities.

Results of Operations

     The following table of revenues and percentages sets forth selected items of the results of operations.

                                               Three months ended            Nine months ended
                                                  September 30,                September 30,
                                              ----------------------     -------------------------
                                                1998          1997          1998           1997
                                              ---------    ---------     ----------     ----------
                                                             (dollars in thousands)
Revenues ................................     $  57,389    $  45,280     $  160,251     $  121,056

                                                  100.0%       100.0%         100.0%         100.0%
Cost of materials .......................          77.0         76.7           77.8           78.7
Operating wages and benefits ............           8.5          9.0            8.4            9.1
Other operating expenses ................           3.2          4.3            3.4            3.6
Selling, general and administrative
  expenses ..............................          10.9         11.8           11.1           11.4
Acquired in-process research and
  development ...........................          --           --             --              6.6
Operating income (loss) .................           0.4         (1.8)          (0.7)          (9.4)
Interest income, net ....................           0.1          0.8            0.3            0.8
Income (loss) from continuing operations            0.5         (1.0)          (0.4)          (8.6)
Loss from sale of discontinued operations          --           --             --             (3.7)
Net income (loss) .......................           0.5         (1.0)          (0.4)         (12.3)


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Revenues for the three months ended September 30, 1998 increased 26.7% to $57,389,000 from $45,280,000 for the three months ended September 30, 1997. This growth resulted primarily from the implementation of new In-Plant Store facilities. The number of In-Plant Store facilities increased from 97 at September 30, 1997 to 131 at September 30, 1998. One In-Plant Store customer represented approximately 13% of revenues for the three months ended September 30, 1997, but less than 10% for the three months ended September 30, 1998.

     Cost of materials as a percentage of revenues increased to 77.0% for the three months ended September 30, 1998 from 76.7% in 1997. This increase is primarily a result of higher material costs for ISA's Mexican In-Plant Store facilities in 1998 as compared to 1997.

     Operating wages and benefits expense as a percentage of revenues decreased to 8.5% for the three months ended September 30, 1998 from 9.0% in 1997. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the three months ended September 30, 1998 than in 1997. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized.

     Other operating expenses as a percentage of revenues decreased to 3.2% for the three months ended September 30, 1998 from 4.3% in 1997. The decrease reflects utilization of software technology at INTERMAT to increase productivity and lower temporary labor costs.

     Selling, general and administrative expenses as a percentage of revenues decreased to 10.9% for the three months ended September 30, 1998 from 11.8% in 1997. Recruiting costs were higher in 1997, as ISA invested in management talent to meet the needs of its clients and the expansion of the In-Plant Store program. Productivity improvements also resulted in lower temporary labor costs in 1998 than were incurred in 1997.

     Interest income, net decreased by $262,000 to $96,000 for the three months ended September 30, 1998 when compared with interest income, net of $358,000 in 1997. The decrease resulted primarily from the use of cash and cash equivalents to finance the working capital requirements of new In-Plant Store facilities, thereby reducing the funds available to earn interest income.

     Net income for the three months ended September 30, 1998 was $330,000, compared to a net loss of $(419,000) in 1997, as a result of the items previously discussed.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Revenues for the nine months ended September 30, 1998 increased 32.4% to $160,251,000 from $121,056,000 for the nine months ended September 30, 1997. This growth resulted primarily from the implementation of new In-Plant Store facilities. The number of In-Plant Store facilities increased from 97 at September 30, 1997 to 131 at September 30, 1998. One In-Plant Store customer represented approximately 16% of revenues for the nine months ended September 30, 1997, but less than 10% for the nine months ended September 30, 1998.

     Cost of materials as a percentage of revenues decreased to 77.8% for the nine months ended September 30, 1998 from 78.7% in 1997. This decrease is primarily a result of lower material costs for ISA.

     Operating wages and benefits expense as a percentage of revenues decreased to 8.4% for the nine months ended September 30, 1998 from 9.1% in 1997. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the nine months ended September 30, 1998 than in 1997. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized.

     Other operating expenses as a percentage of revenues decreased to 3.4% for the nine months ended September 30, 1998 from 3.6% in 1997. The decrease reflects utilization of software technology at INTERMAT to increase productivity and lower temporary labor costs.

     Selling, general and administrative expenses as a percentage of revenues decreased to 11.1% for the nine months ended September 30, 1998 as compared to 11.4% in 1997. The nine months ended September 30, 1997 included higher corporate costs related to the closing of the Company's Colorado office and consolidation of the Company's corporate headquarters.

     Interest income, net decreased by $431,000 to $550,000 for the nine months ended September 30, 1998 when compared with interest income, net of $981,000 in 1997. The decrease resulted primarily from the use of cash and cash equivalents to finance the working capital requirements of new In-Plant Store facilities, thereby reducing the funds available to earn interest income.

     In the nine months ended September 30, 1997, the Company incurred a non-recurring charge of $8,000,000 for acquired in-process research and development in connection with the acquisition of INTERMAT.

     Loss on sale of discontinued operations in 1997 included a $3,500,000 charge related to the sale of the Company's Strategic

Supply, Inc. ("SSI") subsidiary and a $1,000,000 charge for estimated losses of the Company's American Technical Services Group, Inc. ("ATSG") subsidiary.

     Net loss for the nine months ended September 30, 1998 was $(534,000), compared to a net loss of $(14,769,000) in 1997, as a result of the items previously discussed.


Liquidity and Capital Resources

     At December 31, 1997, the Company was party to a revolving bank credit agreement which permitted maximum borrowings of $5,000,000, and under which there were no borrowings outstanding. Effective as of May 8, 1998, the Company entered into a new revolving credit agreement with its bank providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (8.25% as of September 30, 1998) and/or a Eurodollar rate, with a commitment fee over the term of the agreement which ranges from 0.125% to 0.25% on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. Borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

     On January 28, 1997, the Company completed the acquisition of INTERMAT for a purchase price consisting of $10,800,000 in cash, a $1,400,000 subordinated note and 625,000 newly issued shares of the Company's common stock. The cash portion of the purchase price was funded from available cash and cash equivalents.

     On June 2, 1997, the Company sold substantially all of the assets and business of SSI. Consideration for the sale consisted of $4,269,000 in cash, promissory notes in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional consideration to the Company of up to $3,500,000.

     On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale consisted of $1,010,000 in cash, with a purchase price adjustment based on closing net worth and collected accounts receivable to be determined. The sale agreement also provides for an earn-out (contingent payment), which could result in additional consideration to the Company.

     The net cash used in operating activities was $9,756,000 for the nine months ended September 30, 1998 compared to $6,182,000 in 1997. The Company had a smaller loss from continuing operations and a smaller increase in working capital required for inventories in 1998 as compared to 1997, for the Company's In-Plant Store program. The Company also shifted available funds from short-term investments to cash equivalents. With its available funds, the Company reduced accounts payable to take greater advantage of prompt pay discounts and to strengthen supplier relations.

     The net cash used in investing activities was $4,228,000 for the nine months ended September 30, 1998 compared to $4,909,000 in 1997. The decrease reflects higher expenditures for computer systems and related equipment in 1998, offset by the net effect of the INTERMAT acquisition and the SSI sale in 1997.

     The net cash used in financing activities was $85,000 for the nine months ended September 30, 1998 compared to net cash provided of $412,000 in 1997. The net cash used in 1998 includes payment of a $500,000 note to an officer of the Company less proceeds from issuances of stock. In 1997, cash was provided primarily from the sale of stock to an officer of the Company and the exercise of stock options.

     The Company believes that cash on hand, cash generated from future operations, and cash from the Company's new bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program.

Year 2000 Issue

     The Year 2000 issue arises from the fact that many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. This initiative is using Year 2000 compliant software. The system replacement project is currently on schedule, with the completion of the major financial systems anticipated in the first quarter of 1999 and roll out of the operating systems to In-Plant Stores during the second and third quarters of 1999.

     In addition to the systems replacement project, the Company is in the process of evaluating Year 2000 compliance for its non-technology systems, its computer hardware and for major third parties with which the Company conducts business. Testing of non-technology systems is in process and the Company does not believe that any of these systems create any material risks for the Company. Computer hardware testing was substantially complete as of September 30, 1998. Hardware requiring replacement or upgrade was not significant and remediation is expected to be completed in a timely manner. Evaluation of third party readiness commenced in the third quarter of 1998. Costs associated with the Company's Year 2000 compliance effort, which exclude its planned systems replacement project, are not expected to be material.

     The Company has also performed Year 2000 compliance testing on its existing In-Plant Store operating system and believes the system to be Year 2000 compliant. Therefore, the Company expects to be able to use this system in the event of a delay in the systems replacement project. The Company believes that its efforts to ensure Year 2000 readiness, in conjunction with its systems replacement project, will significantly reduce the risk associated with Year 2000 systems failures. However, due primarily to uncertainties surrounding the Year 2000 readiness of third parties, there can be no assurance that Year 2000 systems failures will not occur. Such failures could have a material adverse effect on the Company's results of operations and financial condition.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. For the nine months ended September 30, 1998 and 1997, the Company had no items of other comprehensive income required to be disclosed by the statement.

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

(b). Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Strategic Distribution, Inc.

Date: November 3, 1998                     By: /s/ John M. Sergey
                                              ------------------------
                                              John M. Sergey
                                              President and Chief
                                              Executive Officer

Date: November 3, 1998                     By: /s/ David L. Courtright
                                              ------------------------
                                              David L. Courtright,
                                              Controller and
                                              Chief Accounting Officer