Form 10-K
period 1998-12-31
STRATEGIC DISTRIBUTION INC
filed 1999-03-29
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended December 31, 1998
                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from
     ___________

Commission file Number  0-5228
                        --------------------------------------------------------

                          STRATEGIC DISTRIBUTION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                         22-1849240
-------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

3220 TILLMAN DRIVE, SUITE 200, BENSALEM,  PA 19020
-------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (215) 633-1900
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
     Title of each class                           which registered

          NONE                                             NONE
     -------------------                       -------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                     --------------------------------------
                                (Title of class)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on March 19, 1999 was approximately $46,500,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

        As of March 19, 1999, the Registrant had outstanding 31,111,285 shares of Common Stock, which is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE


        The Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated by reference in Part III of this Annual Report on Form 10-K.


                                     PART I
ITEM 1. BUSINESS

               (a) GENERAL DEVELOPMENT OF BUSINESS

         Strategic Distribution, Inc. (the "Company") is a Delaware corporation which was organized in 1968.

         On January 4, 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA is a provider of In-Plant Store(R) programs for the procurement, handling and data management of maintenance, repair and operating ("MRO") supplies for large industrial customers in North America.

         In late 1996, the Company announced its intention to sell its Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG") subsidiaries in order to focus more directly on the development of the In-Plant Store business. SSI was formerly known as SafetyMaster Corporation ("SafetyMaster") and was the surviving corporation from a 1996 merger of two wholly-owned subsidiaries, SafetyMaster and Lewis Supply (Delaware), Inc. See "Discontinued Operations".

         On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. On February 6, 1997, the subsidiary changed its name to INTERMAT International Materials Management, Inc. and on November 13, 1997, to

INTERMAT, Inc. ("INTERMAT"). INTERMAT(R) provides data management services and develops and supplies software for MRO inventory cataloging.

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

               (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        At December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that public business enterprises report certain information about operating segments, products and services, geographic areas and major customers in financial statements. The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for large industrial customers. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements", Footnote No. 16.

               (c) NARRATIVE DESCRIPTION OF BUSINESS

         The Company's In-Plant Store program permits industrial sites to outsource all aspects of their MRO procurement, storage and internal distribution; the Company takes responsibility for purchasing, receiving, stocking, issuing and delivering MRO supplies at the industrial site. The Company also efficiently manages customers' MRO inventory using INTERMAT technology. INTERMAT's proprietary software helps industrial users create standardized descriptions of their MRO inventory, permitting users to eliminate redundancies, identify obsolescence, better access MRO items, and locate alternative sourcing for MRO items.

IN-PLANT STORE(R) PROGRAM

         The Company provides proprietary MRO supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store program. The Company sells a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as MRO supplies. MRO supplies are frequently low price but critical items, which historically have been characterized by high procurement costs due to inherent inefficiencies in traditional MRO supply distribution methods. The Company's In-Plant Store program, in which large industrial sites outsource the procurement, handling and data management of MRO supplies to the Company, substantially mitigates these inefficiencies by reducing both the process and product costs associated with MRO supply procurement and handling. The Company's In-Plant Store program also helps customers achieve operational improvements, such as reduced plant down-time resulting from unavailable parts and manufacturing process improvements due to better tracking of critical parts. The Company believes that its In-Plant Store program is superior to both traditional and alternative methods of MRO supply distribution in that the In-Plant Store program allows customers to get out of the MRO supply distribution and handling business and concentrate on their core businesses.

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

         The Company believes that increased recognition of the inefficiencies associated with the traditional MRO supply distribution process has rapidly increased the demand for the Company's In-Plant Store program in recent years. From January 1, 1998 to December 31, 1998, the number of In-Plant Store sites operated by the Company increased from 101 to 134.

DATA MANAGEMENT SERVICES

         The Company provides data management services and develops and supplies software for MRO inventory data management using INTERMAT(R) technology. The Company provides data management services to its In-Plant Store customers and other customers, located primarily in North America, as well as the Middle East (including Saudi Arabia and the United Arab Emirates), the United Kingdom, South and Central America, and South Africa.

STANDARD MODIFIER DICTIONARY(R)

         INTERMAT's Standard Modifier Dictionary is an electronic dictionary with over 2,000 formats for building standardized descriptions of MRO items. INTERMAT has used these formats to describe over 6.0 million MRO items for its users, enabling them to describe and maintain their MRO inventories in an organized and consistent fashion. Users of the INTERMAT technology have typically found that this systemization process turns up significant redundancies in their MRO inventory. For example, the same MRO item may be used in several different departments at a manufacturing site; each department describes the part differently and, therefore, the different departments do not realize that they are using the same part. Once all MRO parts are systematically described and redundancies are identified, the user is able to consolidate and reduce inventories, thereby reducing its capital investment. The user can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases.

         INTERMAT has developed other proprietary software which scans a customer's existing MRO database and efficiently converts as many items as possible to the Standard Modifier Dictionary formats. This process saves users substantial time and resources by reducing the number of items that need to be manually converted to Standard Modifier Dictionary formats, and allows the Company to implement its In-Plant Store program more efficiently.

STRUXURE(TM) MATERIALS DATA MANAGEMENT SOFTWARE

         INTERMAT's Struxure software enables users to manipulate the Standard Modifier Dictionary formats to create a customized MRO catalog. Initially, the Company helps its new customers create a catalog of MRO items using the Standard Modifier Dictionary formats, as well as item descriptions already developed for and included in the Standard Modifier Dictionary. As MRO items are added or deleted from a customer's inventory, the customer is able to add or delete items from its MRO catalog. Struxure, an Oracle-based client-server system, has many powerful data management features, including search tools, list making capabilities, standard and custom reporting features, and network capabilities. Through the In-Plant Store program, the Company creates and maintains the MRO catalog for its customers.

BENEFITS OF DATA MANAGEMENT SERVICES

         The initial and immediate benefit of the Company's data management services is the identification and elimination of redundant and obsolete inventory. In addition, over time, the Company can provide its customers significant value by (i) more quickly and easily identifying and locating MRO items needed by different departments at an industrial site, or by different industrial sites operated by the same company, and (ii) helping locate alternative sources for different MRO items. Once all MRO items are described using Standard Modifier Dictionary formats, the user may realize that different departments have been purchasing equivalent parts from different suppliers at different costs. This realization enables the user to choose the best source and the best price. In addition, Standard Modifier Dictionary formats enable the user to more easily locate new sources for a given product, since Standard Modifier Dictionary formats give purchasing personnel the information they need to obtain price quotes from new suppliers.

CUSTOMERS

         At December 31, 1998, the Company operated 134 In-Plant Store facilities for 57 individual customers. The Company provides its data management services to its In-Plant Store customers, as well as other customers in the United States and abroad. During the year ended December 31, 1998, 2.3% of the Company's revenues were from customers in foreign countries, primarily Mexico.

PRODUCTS

         The Company, through the In-Plant Store program, provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:

-    Abrasives                               -   Hoses, pipe fittings and valves
-    Adhesives                               -   HVAC and plumbing equipment
-    Coatings, lubricants and                -   Janitorial supplies
     compounds                               -   Material handling products
-    Cutting, hand, pneumatic and            -   Measuring instruments
     power tools                             -   Power transmission equipment
-    Electrical supplies                     -   Respiratory products
-    Fasteners                               -   Replacement parts
-    Fire protection equipment and           -   Safety products
     clothing                                -   Welding materials


         Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 1998.

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

         The Company's data management services are built upon proprietary computer software developed by INTERMAT. The Company is aware of companies that have developed competing software, and it is possible that one or more larger software companies will create competing software at some point in the future.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 1,030 employees, of whom approximately 230 were employed in selling and administrative capacities and approximately 800 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

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

DISCONTINUED OPERATIONS

         On November 11, 1996, the Company announced its intention to sell its SSI and ATSG subsidiaries in order to focus more directly on the development of the Company's In-Plant Store business. The results of operations of SSI and ATSG have, therefore, been presented in the Company's consolidated financial statements for each of the years in the three-year period ended December 31, 1998, to conform with discontinued operations treatment ("Discontinued Operations"). See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements", Footnote No. 9.

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

         On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale approximated the carrying value of the net assets sold, and consisted of $1,025,000 in cash, with a final adjustment based on collected accounts receivable to be determined. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company.


ITEM 2.  PROPERTIES

         The Company leases its corporate headquarters located in Bensalem, Pennsylvania, as well as additional office space in Feasterville, Pennsylvania, Houston, Texas, El Paso, Texas, and several small warehouses and offices located at or near In-Plant Store sites. The Company does not own or lease the space for its other

In-Plant Store facilities. The Company has the right to renew some of these leases. The Company believes that the properties which are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew the lease on any of these facilities, it could find other suitable facilities with no adverse effect on the Company's business.

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such proceedings are likely to be, individually or in the aggregate, material to its consolidated financial position and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". As of March 19, 1999, there were approximately 1,500 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated.



        QUARTER ENDED                 HIGH SALES PRICE   LOW SALES PRICE
        -------------                 ----------------   ---------------
March 31, 1997 .................           7 3/4         3 3/16
June 30, 1997 ..................           5 1/4         3 3/8
September 30, 1997..............           5 15/16       3 1/2
December 31, 1997...............           6 13/16       4 1/8

March 31, 1998 .................           7             4 1/8
June 30, 1998 ..................           7 1/2         4 7/8
September 30, 1998..............           5 5/8         3
December 31, 1998...............           3 3/4         1 13/16

         The Company has paid no cash dividends on the Common Stock for the years ended December 31, 1997 and 1998 and does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6.        SELECTED FINANCIAL DATA
               (dollars in thousands, except for share data)

                                                                       YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                              1994          1995           1996           1997(a)           1998(b)
                                              ----          ----           ----           -------           -------
Statement of Operations
Data:
  Revenues                                 $31,247       $52,915       $ 92,423          $170,780          $219,348
  Operating income (loss)                      573           313         (3,956)          (12,613)           (1,522)
  Income (loss) before
   income taxes                                408           338         (2,589)          (11,306)             (937)
  Income tax (expense)
   benefit                                     850          (149)            --                --                --
  Income (loss) from
   continuing operations                     1,258           189         (2,589)          (11,306)             (937)
  Income (loss) from
   discontinued
   operations, net of tax                      977           815         (6,519)           (4,500)               --
  Net income (loss)                          2,235         1,004         (9,108)          (15,806)             (937)

Per Share Data - Basic:
  Income (loss) from
   continuing operations                      0.07          0.01          (0.10)            (0.37)            (0.03)
  Income (loss) from
   discontinued operations                    0.06          0.04          (0.24)            (0.15)               --
  Net income (loss)                           0.13          0.05          (0.34)            (0.52)            (0.03)

Weighted Average Number of Shares of
Common Stock Outstanding                16,993,971    21,689,653     26,449,079        30,534,635        31,234,202

Other Data:
  Number of In-Plant Store
   Facilities(c)                                17            31             72               101               134

                                                                       DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                              1994          1995           1996              1997         1998
                                              ----          ----           ----              ----         ----
Balance Sheet Data:
  Working capital                          $10,693       $12,252        $53,447           $46,076           $48,142
  Total assets                              29,992        40,014         92,382            90,682            99,444
  Long-term debt                               632         5,054            587             1,469             8,948
  Stockholders' equity                      24,721        27,391         73,954            62,094            61,588

(a) Loss from continuing operations includes a non-cash charge of $8,000,000 as a result of the write-off of acquired in-process research and development.
(b) Loss from continuing operations includes a charge of $1,000,000 related to the bankruptcy of one In-Plant Store customer.
(c)  As of the end of the year.

         The Company has paid no cash dividends on the Common Stock for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. On December 6, 1995,
the Company declared a three percent stock dividend to the holders of record on December 18, 1995. The payment date was December 29, 1995.

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

BACKGROUND

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of the In-Plant Store program in 1994 and conducts it operations primarily through its wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA"). At December 31, 1998, the Company had 134 In-Plant Store facilities.

         The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively "Mexico"). Mexico's operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

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

         On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. and subsequently changed its name to INTERMAT, Inc. ("INTERMAT").

INTERMAT(R) provides data management services and develops and supplies software for MRO inventory cataloging. The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock with a fair market value of $2,406,000. In connection with the acquisition, the Company recorded a charge of approximately $8,000,000 in the first quarter of 1997, as a result of the write-off of in-process research and development.

         On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company. Total consideration in the sale approximated the carrying value of the net assets divested. However, due to the contingent nature of a portion of the consideration, the Company recorded a charge of $3,500,000 to loss on sale of discontinued operations in 1997.

         On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale approximated the carrying value of the net assets sold, and consisted of $1,025,000 in cash, with a final adjustment based on collected accounts receivable to be determined. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company. Due to the contingent nature of the earn-out, no benefit was recognized related to this portion of the consideration. In the second quarter of 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which included estimated losses of ATSG through the date of sale and the write-off of certain intangible assets in connection with the sale.

RESULTS OF OPERATIONS

         The following table of revenues and percentages sets forth selected items of the results of operations.


                                             YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                         1996          1997          1998
                                         ----          ----          ----
                                              (dollars in thousands)
Revenues                               $  92,423    $  170,780    $  219,348
                                       ---------    ----------    ----------
                                       ---------    ----------    ----------
                                          100.0%        100.0%        100.0%

Cost of materials                           81.0          78.5          77.5
Operating wages and benefits                 9.4           8.9           8.5
Other operating expenses                     1.9           3.9           3.3
Selling, general and administrative
  expenses                                  12.0          11.4          11.4
Acquired in-process research and
  development                                 --           4.7            --
Operating loss                             (4.3)         (7.4)         (0.7)
Interest income, net                         1.5           0.8           0.3
Loss from continuing
  operations before taxes                  (2.8)         (6.6)         (0.4)
Income tax expense                            --            --            --
Loss from continuing
  operations                               (2.8)         (6.6)         (0.4)
Loss from discontinued
  operations                               (4.9)            --            --
Loss on sale of discontinued
  operations                               (2.2)         (2.7)            --
Net loss                                   (9.9)         (9.3)         (0.4)

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues for the year ended December 31, 1998 increased 28.4% to $219,348,000 from $170,780,000 in 1997. This growth resulted primarily from the implementation of new In-Plant Store facilities and growth of existing In-Plant Store facilities. The number of In-Plant Store facilities increased from 101 at December 31, 1997 to 134 at December 31, 1998. One In-Plant Store customer represented approximately 15% of revenues for the year ended December 31, 1997, but less than 10% for the year ended December 31, 1998.

         Cost of materials as a percentage of revenues decreased to 77.5% for the year ended December 31, 1998, as compared to 78.5% in 1997. The Company was able to leverage its expanding purchasing power, resulting in lower material costs sold to In-Plant Store customers.

         Operating wages and benefits as a percentage of revenues decreased to 8.5% for the year ended December 31, 1998 from 8.9% in 1997. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the year ended December 31, 1998 than in 1997. As new In-Plant Store facilities are added, operating wages and benefits will continue to increase. However these expenses as a percentage of revenues will vary depending on the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized.

         Other operating expenses as a percentage of revenues decreased to 3.3% for the year ended December 31, 1998 from 3.9% in 1997. The decrease reflects utilization of improved software technology at INTERMAT to increase productivity and lower temporary labor costs.

         Selling, general and administrative expenses as a percentage of revenues remained at 11.4% for the year ended December 31, 1998. Lower selling, general and administrative expense spending as a percent of revenue was offset by asset write-offs associated with the bankruptcy of one In-Plant Store customer and an increase in allowance for doubtful accounts. As the In-Plant Store program expands, this expense will continue to increase; however, as a percentage of revenue, it should decrease as the ratio of more mature In-Plant Store facilities to new facilities increases.

         In 1997, the Company incurred a non-recurring charge of $8,000,000 for acquired in-process research and development ("IPR&D") in connection with the acquisition of INTERMAT (see also Year Ended December 31, 1997 Compared to Year Ended December 31, 1996). As of December 31, 1998, the Company had spent approximately $390,000 on the IPR&D projects, with an additional $160,000 expected to be spent in the first half of 1999 to complete expansion and refinement of structured parts descriptions for the data redevelopment project. The two IPR&D projects completed for 1998 have received market acceptance and have delivered the expected improvements in operating efficiency, including decreased utilization of temporary labor at INTERMAT, which decrease has helped to reduce the Company's other operating expenses as described above.

         Interest income, net decreased by $722,000 to $585,000 for the year ended December 31, 1998 when compared with interest income, net of $1,307,000 in 1997. The decrease resulted primarily from the use of cash and cash equivalents to finance the working capital requirements of new In-Plant Store facilities and for capital expenditures, thereby reducing the funds available to earn interest income.

         An income tax benefit was not recorded for the loss incurred in the year ended December 31, 1998, as the Company did not believe there was a sufficient basis for benefit recognition.

         Net loss for the year ended December 31, 1998 was $(937,000) compared to a net loss of $(15,806,000) in 1997, as a result of the items previously discussed.

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

         Operating wages and benefits as a percentage of revenues decreased to 8.9% for the year ended December 31, 1997 from 9.4% in 1996. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the year ended December 31, 1997 than in 1996. As new In-Plant Store facilities are added, operating wages and benefits will continue to increase. However these expenses as a percentage of revenues will vary depending on the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized. The inclusion of INTERMAT's results of operations, which reflect a higher percentage of these expenses than In-Plant Store operations, partly offset the overall percentage decrease.

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

         In 1997, the Company incurred a non-recurring charge of $8,000,000 for IPR&D in connection with the acquisition of INTERMAT. As of the acquisition date (January 28, 1997), INTERMAT was working on three projects, involving major new enhancements and technological extensions necessary to compete in the marketplace: Definity Client/Server, AutoCon II, and SMD II. The Definity Client/Server project consisted of the development of a Windows Client/Server-based version of the functionality that existed in INTERMAT's DOS-based Definity product. This product allows the Company and its clients to develop and maintain catalogs and part descriptions. AutoCon II represented a complete re-development of an existing DOS-based application. AutoCon is a process to perform the efficient conversion of client source data to identify and extract Nouns, Modifiers and Characteristic Values in accordance with the Standard Modifier Dictionary ("SMD"). The third project, SMD II, involved the expansion and refinement of INTERMAT's electronic dictionary of structured parts descriptions.

         The three projects were designed to provide the resources for substantially all of the Company's data management services. The Definity Client/Server and AutoCon II projects required INTERMAT to develop an entirely new skills base, both in the development environment and in Client/Server technology. As of the acquisition date, key elements that existed for these two projects were a proven methodology and an extensive rules base that captured years of knowledge of cataloging and automated conversion. Also as of the acquisition date, the complete re-design of the database structure was nearing completion. However, at that time INTERMAT had still not proven that the technology could be migrated from a desktop environment to Client/Server. Remaining to be accomplished were the primary tasks of migrating the database to Oracle and Microsoft SqlServer, and the task of creating the interdependence across the projects that would be required to make extensive improvements in the value association component of the software. The SMDII project differed from the others in that it involved data, rather than software development. It involved an electronic dictionary containing thousands of formats for structured parts descriptions. The market for materials search environments had evolved to the use of more structured data. This change gave rise to the need to re-develop the formats to optimize their use in these developing environments, most notably Enterprise Resource Planning ("ERP") system vendors and Reference Database solution providers.

         As of the acquisition date, these projects were anticipated to be completed by December 1997, with the benefits from the projects expected to begin in the first quarter of 1998. The projected cost to complete the projects was estimated to be approximately $500,000. The two Client/Server based projects were substantially completed at December 31, 1997. During 1997, management observed that some of the pressure that was being felt in the marketplace in late 1996 for alternative formats had eased, which allowed the Company to extend the completion date for the data redevelopment project without significant additional risk.

         The IPR&D projects and their timely completion were critical factors for the Company in acquiring INTERMAT. On-time completion was expected to give the Company a competitive edge in its field. Risks of not completing these projects on time included the potential loss of key customers to competitors that developed their own solutions.

         The Company arrived at the IPR&D valuation based upon a number of assumptions. Material net cash inflows were projected to begin in 1998. Revenues and the resulting cash inflows were projected for nine years for valuation purposes. A Weighted Average Cost of Capital ("WACC") of 16% was calculated for INTERMAT reflecting its business risk. Revenue and profitability assumptions reflected the positive effects of the Year 2000 issue and corporations spending more on new compliant ERP systems and tools, as well as the negative impact of future competition.

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

LIQUIDITY AND CAPITAL RESOURCES

       Effective as of May 8, 1998, the Company entered into a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (7.75% as of December 31, 1998) and/or a Eurodollar rate, with a commitment fee during the term of the agreement which ranges from 0.125% to 0.25% per annum on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of December 31, 1998, there was $7,500,000 of borrowings outstanding under the credit facility. Borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

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

         On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale consisted of $1,025,000 in cash, with a final adjustment based on collected accounts receivable to be determined. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company.

         The net cash used in continuing operations was $14,577,000 for the year ended December 31, 1998, compared to $13,968,000 for the year ended December 31, 1997. The increase resulted primarily from an increase in accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses and a decrease in short-term investments. Accounts receivable and inventories increased primarily from the increase in the number of In-Plant Store facilities. Accounts payable and accrued expenses increased primarily from higher inventory levels.

         The change in net assets of discontinued operations was a decrease of $687,000 for the year ended December 31, 1998 compared to a decrease of $5,054,000 for 1997. The 1998 decrease was primarily related to the collection of accounts receivable in connection with the sale and wind down of the business operations of ATSG. The 1997 decrease was primarily related to the collection of accounts receivable excluded from the sale of SSI.

         The net cash used in investing activities increased to $8,140,000 for the year ended December 31, 1998 from $7,012,000 for the comparable period in 1997. The net use in 1998 resulted primarily from expenditures related to computer systems and equipment, partially offset by the sale of ATSG. The net use in 1997 resulted primarily from the acquisition of INTERMAT and expenditures related to computer systems and equipment, partially offset by the sale of SSI.

         The net cash provided by financing activities was $7,411,000 for the year ended December 31, 1998, compared to $869,000 for the year ended December 31, 1997. In 1998, cash was provided primarily from the Company's new credit facility. In 1997, cash was provided primarily from the sale of stock to an officer of the Company and the exercise of stock options.

         The Company is in the process of implementing a resystemization of its operating and financial data processing systems, referred to as In-Site(TM). During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Development of the operating systems is expected to be complete early in the second quarter of 1999. Communications installations, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems is expected to be complete by the end of 1999. During 1998, the Company expended $6,008,000 on capital additions for the In-Site project. Recruiting, training, data conversion and other miscellaneous costs directly related to the project amounting to $206,000 were expensed as incurred. At December 31, 1998, the total estimated additional capital spending to complete this project was expected to be approximately $3,500,000.

         The Company believes that cash on hand, cash generated from future operations, and cash from the Company's new bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program and completion of the In-Site project.

YEAR 2000 ISSUE

         The Year 2000 issue arises from the fact that many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000.

1. The Company's State of Readiness

         In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. This initiative is using Year 2000 compliant software. The system replacement project is currently on schedule. Financial systems were operational effective January 1, 1999. Development of the operating systems is expected to be complete early in the second quarter of 1999. Communications installations, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems is expected to be complete by the end of 1999, primarily during the second and third quarter.

         In addition to the systems replacement project, the Company is in the process of evaluating Year 2000 compliance for its computer hardware, its non-technology systems and for major third parties with which the Company conducts business. Computer hardware testing was substantially complete as of September 30, 1998. The Company used the YMARK2000 test to assist in its evaluation. Hardware requiring replacement or upgrade is expected to be completed in a timeframe consistent with the deployment of its In-Site operating systems. The Company has no buildings or other fixed plant with embedded technology and is not highly dependent on its own non-technology systems. The Company commenced identification and testing in the third quarter of 1998 and expects to complete its evaluation and remediation, if necessary, by June 30, 1999. As of December 31, 1998, the Company had not found any major non-technology system under its control to be Year 2000 deficient and the Company does not believe that any of these systems create material risks for the Company.

         The Company's In-Plant Stores are located at its customers' industrial sites, the Company leases office space from third parties and the Company relies on its suppliers and its telecommunications links to conduct business. The Company is in the process of contacting each of its customers and lessors to determine their Year 2000 readiness. The Company expects to complete this process by June 30, 1999 and has found no significant Year 2000 issues to date. The Company surveyed its top 100 suppliers (covering in excess of 30% of the Company's 1998 purchases) in the fourth quarter of 1998 and believes they will be able to continue to supply the Company with MRO parts into the Year 2000. The Company expects to complete a survey of its remaining suppliers by June 30, 1999, with particular emphasis on existing "single source" suppliers. The Company has contacted its telecommunications providers and has been advised that their systems are Year 2000 compliant.

2. The Costs to Address the Company's Year 2000 Issues

         Costs associated with the Company's Year 2000 compliance effort, which exclude its planned systems replacement project, are not expected to be material. Upgrade or replacement of Year 2000 deficient computers will be completed during 1999. Salaries, benefits and other costs of the Company's personnel evaluating its Year 2000 readiness have not been measured and have been expensed as incurred.

3. The Risks of the Company's Year 2000 Issues

         Failure to identify and correct Year 2000 problems could result in interruptions in, or failures of, certain normal business activities. Factors that could cause or contribute to such failures include, but are not limited to, failure to complete the Company's systems replacement project as scheduled, inability to procure critical parts from suppliers, telecommunications failures, and plant shutdowns related to Year 2000 problems with customer systems. Such failures could have a material adverse effect on the Company's results of operations and financial condition.

4. The Company's Contingency Plans

         The Company performed Year 2000 compliance testing on its existing In-Plant Store operating system and believes the system to be Year 2000 compliant. Therefore, the Company expects to be able to use this system in the event of a delay in the systems replacement project. The Company is in the process of identifying "single source" suppliers that may not be Year 2000 compliant and, where necessary, developing alternative supply sources and expects to have this plan completed by June 30, 1999. No manufacturer or supplier provides products that account for as much as 10% of the Company's revenues and the Company believes that it could quickly find alternative sources of supply. With customer agreement, increases in inventory may also be considered if no alternate source can be developed. The Company's telecommunications network combines the use of dedicated lines and a data exchange network provided by a national telecommunications company. In the event of a failure in a segment of its telecommunications network the Company has the ability to transfer data using standard modem technology. The Company believes business interruptions resulting from failures of its customers' systems are beyond its control.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements of the Company are listed on the accompanying Index to Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                      PAGE NO.
                                                      --------
    Independent Auditors' Report                        F-2

    Consolidated Balance Sheets as of December 31,
     1997 and 1998                                      F-3

    Consolidated Statements of Operations for
     the Years Ended December 31, 1996, 1997 and
     1998                                               F-4

    Consolidated Statements of Stockholders' Equity
     for the Years Ended December 31, 1996, 1997
     and 1998                                           F-5

    Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996, 1997 and 1998       F-6

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Strategic Distribution, Inc.:


We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                          KPMG LLP


Philadelphia, Pennsylvania
February 24, 1999

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)

                                                                                   December 31,
                                                                    --------------------------------------------
                                                                          1997                      1998
                                                                    ------------------        ------------------
                           Assets
Current assets:
  Cash and cash equivalents                                                   $15,941                   $ 1,322
  Short-term investments                                                        2,997                         -
  Accounts receivable, net                                                     28,772                    41,819
  Current portion of notes receivable                                             230                       361
  Inventories                                                                  23,712                    31,060
  Prepaid expenses and other current assets                                       301                       401
  Deferred income taxes                                                         1,141                     1,165
                                                                    ------------------        ------------------
     Total current assets                                                      73,094                    76,128
Notes receivable                                                                2,941                     2,486
Property and equipment, net                                                     5,290                    12,854
Net assets of discontinued operations                                             915                         -
Intangible assets, net                                                          8,327                     7,279
Other assets                                                                      115                       697
                                                                    ------------------        ------------------
     Total assets                                                             $90,682                   $99,444
                                                                    ------------------        ------------------
                                                                    ------------------        ------------------
             Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                       $26,499                   $27,966
  Current portion of long-term debt (related party $500 in 1997)                  519                        20
                                                                    ------------------        ------------------
     Total current liabilities                                                 27,018                    27,986
Long-term debt                                                                     69                     7,548
Subordinated debt to related party                                              1,400                     1,400
Net liabilities of discontinued operations                                          -                       797
Deferred income taxes                                                             101                       125
                                                                    ------------------        ------------------
     Total liabilities                                                         28,588                    37,856

Stockholders' equity:
  Preferred stock, par value $.10 per share.  Authorized:
   500,000 shares; issued and outstanding: none                                     -                         -
  Common stock, par value $.10 per share.
   Authorized: 50,000,000 shares; issued and
   outstanding: 31,101,054 and 31,294,285 shares                                3,110                     3,129
  Additional paid-in capital                                                   93,540                    94,255
  Accumulated deficit                                                         (33,506)                  (34,443)
  Notes receivable from related parties                                        (1,000)                   (1,303)
  Treasury stock, at cost (12,500 shares)                                         (50)                      (50)
                                                                    ------------------        ------------------
     Total stockholders' equity                                                62,094                    61,588
                                                                    ------------------        ------------------
     Total liabilities and stockholders' equity                               $90,682                   $99,444
                                                                    ------------------        ------------------
                                                                    ------------------        ------------------

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                        (in thousands, except share data)


                                                                               Years Ended December 31,
                                                        -----------------------------------------------------------------------
                                                               1996                      1997                      1998
                                                        --------------------      -------------------       -------------------
Revenues                                                           $ 92,423                $ 170,780                 $ 219,348

Costs and expenses:
  Cost of materials                                                  74,842                  134,061                   170,003
  Operating wages and benefits                                        8,644                   15,150                    18,564
  Other operating expenses                                            1,809                    6,728                     7,299
  Selling, general and administrative expenses                       11,084                   19,454                    25,004
  Acquired in-process research and development                            -                    8,000                         -
                                                        --------------------      -------------------       -------------------
Total costs and expenses                                             96,379                  183,393                   220,870
                                                        --------------------      -------------------       -------------------
   Operating loss                                                    (3,956)                 (12,613)                   (1,522)

Interest income (expense):
  Interest expense                                                      (98)                    (154)                     (154)
  Interest income                                                     1,465                    1,461                       739
                                                        --------------------      -------------------       -------------------
     Interest income, net                                             1,367                    1,307                       585
                                                        --------------------      -------------------       -------------------
Loss before income taxes                                             (2,589)                 (11,306)                     (937)
     Income tax expense                                                   -                        -                         -
                                                        --------------------      -------------------       -------------------
Loss from continuing operations                                      (2,589)                 (11,306)                     (937)

Discontinued operations:
  Loss from discontinued operations                                  (4,519)                       -                         -
  Loss on sale of discontinued operations                            (2,000)                  (4,500)                        -
                                                        --------------------      -------------------       -------------------
Loss from discontinued operations                                    (6,519)                  (4,500)                        -
                                                        --------------------      -------------------       -------------------
     Net loss                                                      $ (9,108)               $ (15,806)                $    (937)
                                                        --------------------      -------------------       -------------------
                                                        --------------------      -------------------       -------------------
Net loss per common share - basic and diluted:
  Loss from continuing operations                                   $ (0.10)                 $ (0.37)                  $ (0.03)
  Loss from discontinued operations                                   (0.24)                   (0.15)                        -
                                                        --------------------      -------------------       -------------------
     Net loss                                                       $ (0.34)                 $ (0.52)                  $ (0.03)
                                                        --------------------      -------------------       -------------------
                                                        --------------------      -------------------       -------------------
Weighted average number of shares of common
  stock outstanding - basic and diluted                          26,449,079               30,534,635                31,234,202
                                                        --------------------      -------------------       -------------------
                                                        --------------------      -------------------       -------------------


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                        (in thousands, except share data)



                                                        Additional
                                        Common           Paid-In           Accumulated            Notes            Treasury
                                        Stock            Capital             Deficit           Receivable           Stock
                                    --------------    ---------------   ------------------   ----------------   ---------------
Balance at December 31, 1995              $ 2,171           $ 33,861             $ (8,592)             $ (50)              $ -
   Net loss                                                                        (9,108)
   Exercise of stock options                   16                204
   Issuance of 14,328 shares                    2                118
   Sale of 7,630,000 shares, net              763             54,569
                                    --------------    ---------------   ------------------   ----------------   ---------------
Balance at December 31, 1996                2,952             88,752              (17,700)               (50)                -
   Net loss                                                                       (15,806)
   Exercise of stock options                   55                785
   Issuance of 625,000 shares
     for acquisition                           63              2,343
   Issuance of 400,000 shares                  40              1,660                                  (1,000)
   Receipt of 12,500 shares in
     settlement of note receivable                                                                        50               (50)
                                    --------------    ---------------   ------------------   ----------------   ---------------
Balance at December 31, 1997                3,110             93,540              (33,506)            (1,000)              (50)
   Net loss                                                                          (937)
   Exercise of stock options
     and warrants                               8                120
   Issuance of 115,000 shares                  11                595                                    (303)
                                    --------------    ---------------   ------------------   ----------------   ---------------
                                    --------------    ---------------   ------------------   ----------------   ---------------
Balance at December 31, 1998              $ 3,129           $ 94,255            $ (34,443)          $ (1,303)            $ (50)
                                    --------------    ---------------   ------------------   ----------------   ---------------
                                    --------------    ---------------   ------------------   ----------------   ---------------


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                  Years Ended December 31,
                                                                 -----------------------------------------------------------
                                                                       1996                 1997                 1998
                                                                 -----------------    -----------------    -----------------
Cash flows from operating activities:
  Loss from continuing operations                                        $ (2,589)           $ (11,306)            $   (937)
  Adjustments to reconcile loss from continuing
    operations to net cash used in continuing operations:
    Depreciation and amortization                                             691                2,016                2,805
    Acquired in-process research and development                                -                8,000                    -
    Noncash directors compensation                                            120                    -                    -
  Changes in operating assets and liabilities, net of
    effects of acquisition:
    Short-term investments                                                      -               (2,997)               2,997
    Accounts receivable                                                    (8,066)              (9,671)             (13,047)
    Inventories                                                            (8,175)              (7,992)              (7,348)
    Prepaid expenses and other current assets                                (300)                 109                 (167)
    Accounts payable and accrued expenses                                  10,277                7,921                1,467
    Other, net                                                                (16)                 (48)                (347)
                                                                 -----------------    -----------------    -----------------
  Net cash used in continuing operations                                   (8,058)             (13,968)             (14,577)
  Discontinued operations, net of effect of disposition:
    Net loss                                                               (6,519)              (4,500)                   -
    Decrease in net assets                                                    475                5,054                  687
                                                                 -----------------    -----------------    -----------------
      Net cash used in operating activities                               (14,102)             (13,414)             (13,890)
                                                                 -----------------    -----------------    -----------------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                 -              (10,769)                   -
  Proceeds from sale of discontinued operations                                 -                7,458                1,025
  Additions of property and equipment                                      (1,848)              (3,701)              (9,165)
                                                                 -----------------    -----------------    -----------------
      Net cash used in investing activities                                (1,848)              (7,012)              (8,140)
                                                                 -----------------    -----------------    -----------------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                                  55,552                1,540                  431
  Proceeds from (repayment of) notes payable                               (4,445)                (400)               7,500
  Repayment of long-term obligations                                          (21)                (271)                (520)
                                                                 -----------------    -----------------    -----------------
      Net cash provided by financing activities                            51,086                  869                7,411
                                                                 -----------------    -----------------    -----------------
      Increase (decrease) in cash and cash equivalents                     35,136              (19,557)             (14,619)
Cash and cash equivalents, beginning of the year                              362               35,498               15,941
                                                                 -----------------    -----------------    -----------------
Cash and cash equivalents, end of the year                               $ 35,498             $ 15,941             $  1,322
                                                                 -----------------    -----------------    -----------------
                                                                 -----------------    -----------------    -----------------
Supplemental cash flow information:
      Taxes paid                                                             $ 67                 $ 11                $ 100
      Interest paid                                                           160                  164                  135



          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      DESCRIPTION OF BUSINESS

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through its wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA"). At December 31, 1998, the Company had 134 In-Plant Store facilities.

         The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively "Mexico"). Mexico's operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

         On November 11, 1996, the Company announced its intention to sell its Strategic Supply, Inc. ("SSI") and American Technical Services Group, Inc. ("ATSG") subsidiaries in order to focus more directly on the development of the Company's In-Plant Store business. SSI was formerly known as SafetyMaster Corporation ("SafetyMaster") and was the surviving corporation from a 1996 merger of two wholly-owned subsidiaries, SafetyMaster and Lewis Supply (Delaware), Inc. (the "Merger"). As a result of the Company's decision to sell SSI and ATSG, the Company has reflected SSI and ATSG as discontinued operations in the accompanying financial statements. On June 2, 1997, the Company sold substantially all of the assets and business of SSI (see Note 9). On June 4, 1998, the Company sold substantially all of the assets and business of ATSG (see
Note 9).

         On January 28, 1997, the Company acquired all of the outstanding common stock of INTERMAT International Materials Management Engineers, Inc. and subsequently changed its name to INTERMAT, Inc. ("INTERMAT") (see Note 8). INTERMAT(R) provides data management services and develops and supplies software for MRO inventory cataloging.


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

         CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Investments purchased with an original maturity greater than three months are classified as short-term investments. At December 31, 1997 and 1998, the Company had investments in cash equivalents of approximately $15,000,000 and $1,000,000.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the Company's financial instruments approximates fair value.

         INVENTORIES

         Inventories, which consisted solely of finished goods, are stated at the lower of cost (determined on the first-in, first-out basis) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the asset or the lease term. Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized and depreciated over the remaining useful lives of the assets. Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Estimated useful lives of depreciable assets are as follows:

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

         REVENUE RECOGNITION

         Revenue is recognized when products are delivered or services are provided to customers. Revenue from software or product licensing is generally recognized upon delivery of the software or product to the customer, unless postcontract customer support remains, in which case those costs are accrued or a pro rata portion of the revenue is deferred. Effective January 1, 1998, the Company adopted SOP 97-2, "Software Revenue Recognition".

         STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company measures compensation under its stock option plans using the intrinsic value approach prescribed under Accounting Principles Board Opinion No. 25.

         SEGMENT INFORMATION

         At December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that public business enterprises report certain information about operating segments, products and services, geographic areas and major customers in financial statements (see Note 16).

         COMPREHENSIVE INCOME

         At December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the years ended December 31, 1996, 1997 and 1998, the Company's comprehensive loss equals the amounts of net loss reported in the Consolidated Statements of Operations.

(3)      ACCOUNTS RECEIVABLE

         Accounts receivable is net of an allowance for doubtful accounts of $238,000 and $460,000 at December 31, 1997 and 1998. For the years ended December 31, 1996, 1997 and 1998, write-offs charged against the allowance amounted to $17,000, $16,000 and $795,000.

(4)      PROPERTY AND EQUIPMENT

                                             DECEMBER 31,
                                           ----------------
                                             1997    1998
                                           -------  -------
                                             (in thousands)
         Office equipment & software       $ 5,741  $ 9,544
         Leasehold improvements                226      355
         Transportation equipment              207      208
         Systems development in process      1,020    6,074
                                           -------  -------

                                             7,194   16,181
         Less:  Accumulated depreciation
                 and amortization            1,904    3,327
                                           -------  -------
                                           $ 5,290  $12,854
                                           -------  -------
                                           -------  -------

         For the years ended December 31, 1996, 1997 and 1998, depreciation expense amounted to $406,000, $1,013,000 and $1,602,000.


(5)      INTANGIBLE ASSETS

                                                           DECEMBER 31,
                                                          ---------------
                                                           1997     1998
                                                          ------   ------
                                                           (in thousands)
         Excess costs over fair value of
           businesses acquired                            $3,166  $3,166
         Technology                                        3,000   3,000
         Customer list                                     1,700   1,700
         Trademarks                                        1,000   1,000
         Assembled workforce                                 800     800
                                                          ------  ------
                                                           9,666   9,666
         Less:  Accumulated amortization                   1,339   2,387
                                                          ------  ------
                                                          $8,327  $7,279
                                                          ------  ------
                                                          ------  ------


         For the years ended December 31, 1996, 1997 and 1998, amortization of intangible assets amounted to $123,000, $970,000 and $1,048,000.

(6)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                          DECEMBER 31,
                                       ----------------
                                         1997    1998
                                       -------  -------
                                        (in thousands)
         Accounts payable              $22,482  $22,050
         Cash overdraft                     --    1,232
         Payroll and related expenses    2,293    2,996
         Other accrued expenses          1,724    1,688
                                       -------  -------
                                       $26,499  $27,966
                                       -------  -------
                                       -------  -------


(7)      LONG-TERM BORROWINGS

         Effective as of May 8, 1998, the Company entered into a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (7.75% as of December 31, 1998) and/or a Eurodollar rate, with a commitment fee during the term of the agreement which ranges from 0.125% to 0.25% per annum on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of December 31, 1998, there was $7,500,000 of borrowings outstanding under the credit facility.

         Long-term debt also includes several loans with weighted average interest rates of 6.3% and 8.0% at December 31, 1997 and 1998. Subordinated debt consists of a 9.0% note payable to an officer of the Company (see Note 8).

         Principal payments due on long-term borrowings during each of the next four years are: 1999 - $20,000; 2000 - $1,422,000; 2001 - $7,524,000; and 2002 -
$2,000.


(8)      ACQUISITION

         On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding common stock of INTERMAT. The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock with a fair market value of $2,406,000. The method of accounting for the acquisition was the purchase method. The excess of purchase cost over the fair value of the underlying net assets acquired was allocated to intangible assets, including in-process research and development, technology, customer list, trademarks and assembled workforce, based on their respective fair values as determined by an independent appraisal. In connection with the acquisition, the Company recorded a charge of approximately $8,000,000 in the first quarter of 1997, as a result of the write-off of in-process research and development. The holder of the subordinated note is an officer and director of the Company.

         The results of operations of INTERMAT are included in the Company's statements of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations assume the acquisition occurred at the beginning of the respective years.

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                       1996        1997
                                                       ----        ----
                                                     (in thousands)
         Revenues                                  $  96,883   $ 171,158
         Loss from continuing operations           $  (5,050)  $ (11,446)
         Net loss per common share from
          continuing operations                    $   (0.19)  $   (0.37)

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

         On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company. Total consideration in the sale approximated the carrying value of the net assets divested. However, due to the contingent nature of a portion of the consideration, the Company recorded a charge of $3,500,000 to loss on sale of discontinued operations in 1997.

       On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale approximated the carrying value of the net assets sold, and consisted of $1,025,000 in cash, with a final adjustment based on collected accounts receivable to be determined. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company. Due to the contingent nature of the earn-out, no benefit was recognized related to this portion of the consideration. In the second quarter of 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which included estimated losses of ATSG through the date of sale and the write-off of certain intangible assets in connection with the sale.

Discontinued operations are summarized as follows:

                                          YEARS ENDED DECEMBER 31,
                                     -------------------------------
                                       1996       1997(a)     1998(b)
                                       ----       -------     -------
                                             (in thousands)
Revenues                             $ 58,535   $  31,640   $  5,011
                                     --------   ---------   --------
                                     --------   ---------   --------
Loss from operations:
  Loss before taxes                  $ (4,519)  $      --   $     --
  Income tax expense                       --          --         --
                                     --------   ---------   --------

  Loss from operations               $ (4,519)  $      --   $     --
                                     --------   ---------   --------
                                     --------   ---------   --------
Loss on sale of operations           $ (2,000)  $  (4,500)  $     --
                                     --------   ---------   --------
                                     --------   ---------   --------

(a) Includes SSI through June 2, 1997, the date of sale. Loss from operations, amounting to approximately $853,000, was charged against the reserve for disposal of discontinued operations.

(b) Includes ATSG through June 4, 1998, the date of sale. Loss from operations, amounting to approximately $471,000, was charged against the reserve for disposal of discontinued operations.

The net assets of discontinued operations are summarized as follows:

                                            DECEMBER 31,
                                          ---------------
                                            1997     1998
                                            ----     ----
                                           (in thousands)
         Current assets                   $ 3,364  $   562
         Property and equipment, net          227       --
         Excess costs over fair value of
           businesses acquired, net           722       --
         Other assets                          49       --
                                          -------  -------
         Total assets                       4,362      562
                                          -------  -------

         Current liabilities                1,271       --
         Reserve for disposal of
           discontinued operations          2,176    1,359
                                          -------  -------
         Total liabilities                  3,447    1,359
                                          -------  -------
         Net assets (liabilities) of
           discontinued operations        $   915  $  (797)
                                          -------  -------
                                          -------  -------

         The net loss from operations for the year ended December 31, 1996 includes a restructuring charge, one-time expenses associated with the Merger and branch closing expenses totaling approximately $1,362,000. This amount primarily consists of employee termination benefits, asset write-offs and lease payments.

         The historical results for the discontinued operations include an allocation for the Company's corporate and interest expense. Interest expense was allocated based upon the pro rata share of intercompany balances. Corporate and interest expense allocated amounted to $573,000 and $527,000 for the years ended December 31, 1996 and 1997. There was no allocation for the year ended December 31, 1998.


(10)     RETIREMENT PLAN

         The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $32,000, $71,000 and $168,000 for the years ended December 31, 1996, 1997 and 1998.

(11)     INCOME TAXES

         A reconciliation of the expected Federal income tax expense from continuing operations at the statutory rate to the Company's income tax expense follows:

                            YEARS ENDED DECEMBER 31,
                           -------------------------
                           1996      1997       1998
                           ----      ----       ----
                                (in thousands)
Expected tax benefit     $  (880)  $(3,844)  $  (319)
Increase in tax expense
  resulting from:
  Valuation allowance        818     3,746       198
  Goodwill                    30        42        46
  Other                       32        56        75
                         -------   -------   -------
                         $    --   $    --   $    --
                         -------   -------   -------
                         -------   -------   -------

The components of the net deferred tax asset were as follows:

                                                   DECEMBER 31,
                                                -----------------
                                                 1997       1998
                                                ------     ------
                                                 (in thousands)
Deferred tax assets:
  Net operating loss carryforwards
    (available through periods ending
     primarily in 2012)                        $ 5,464   $ 4,483
  Intangible assets                              3,179     3,139
  Accounts receivable                              275       184
  Inventories                                       47       431
  Accrued expenses                                 190       605
  Reserve for disposal of
    discontinued operations                        841       539
  Other                                             65        63
  Valuation allowance                           (8,920)   (8,279)
                                               -------   -------
    Total deferred tax asset                     1,141     1,165
   Deferred tax liabilities:
  Property and equipment                           101       125
                                               -------   -------
    Net deferred tax asset                     $ 1,040   $ 1,040
                                               -------   -------
                                               -------   -------

         At December 31, 1997 and 1998, valuation allowances were established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. The net change in the valuation allowance was an increase of $5,589,000 for the year ended December 31, 1997 and a decrease of $641,000 for the year ended December 31, 1998.

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

         On May 20, 1997, the Company sold 400,000 shares of common stock to an officer of the Company at $4.25 per share. Pursuant to a Stock Purchase Agreement between the officer and the Company, $1,000,000 of the purchase price was evidenced by a 7% promissory note issued by the officer to the Company. The note, plus accrued interest thereon, is due May 20, 2002.

         On January 10, 1998, the Company sold 40,000 shares of common stock to an officer of a subsidiary of the Company at $5.06 per share. Pursuant to a Stock Purchase Agreement between the officer and the Company, $101,000 of the purchase price was evidenced by a 7% promissory note issued by the officer to the Company. The note, plus accrued interest thereon, is due January 10, 2003.

         On May 8, 1998, the Company sold 75,000 shares of common stock to an officer of a subsidiary of the Company at $5.38 per share. Pursuant to a Stock Purchase Agreement between the officer and the Company, $202,000 of the purchase price was evidenced by a 7% promissory note issued by the officer to the Company. The note, plus accrued interest thereon, is due May 8, 2003.

         On November 16, 1998, the Company initiated a common stock repurchase program (the "Repurchase Program") under which the Company may repurchase up to 1,500,000 shares of common stock at prevailing market prices within one year of the commencement of the Repurchase Program. As of December 31, 1998, no shares of common stock had been repurchased under the Repurchase Program.


(13)     NET LOSS PER SHARE

         Net loss per common share - basic and diluted are equal for the years ended December 31, 1996, 1997 and 1998, because the effect of the assumed issuance of potential shares of common stock is antidilutive. As of December 31, 1996, 1997 and 1998, there were stock options and warrants outstanding for 2,423,155, 2,574,556 and 3,250,466 shares of common stock.


(14)     STOCK COMPENSATION PLANS

         The Company has an Incentive Stock Option Plan (the "1990 Plan") under which the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 3,000,000 shares of common stock. The 1990 Plan provides for the granting of both incentive stock options and options that do not qualify as incentive stock options ("nonqualified options"). In the case of each incentive stock option granted under the 1990 Plan, the option price must not be less than the fair market value of the common stock at the date of grant. To date, all options granted under the 1990 Plan are exercisable at not less than the fair market value of the common stock at the date of grant. A significant portion of the options granted under the 1990 Plan are exercisable at various rates from 25.0% to 33.3% per year beginning on the first anniversary of the date of grant, and a significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant. A smaller portion of the options granted under the 1990 Plan were exercisable at date of grant.

         The following table summarizes the option information for options granted under the 1990 Plan (as adjusted for the stock dividend):

                                                      WEIGHTED
                                                      AVERAGE
                                          NUMBER OF   EXERCISE
                                           SHARES     PRICES
                                          ---------  ---------
Options outstanding, December 31, 1995    1,209,753     $1.87
Options granted during 1996                 396,500     $6.88
Options canceled or expired                (124,060)    $4.01
Options exercised                          (162,371)    $1.36
                                          ---------
Options outstanding, December 31, 1996    1,319,822     $3.24
Options granted during 1997                 516,500     $4.07
Options canceled or expired                (240,406)    $5.52
Options exercised                          (552,693)    $1.51
                                          ---------
Options outstanding, December 31, 1997    1,043,223     $3.99
Options granted during 1998                 788,800     $5.17
Options canceled or expired                (154,659)    $4.79
Options exercised                           (39,606)    $1.80
                                          ---------
Options outstanding, December 31, 1998    1,637,758     $4.54
                                          ---------
                                          ---------
Options exercisable                         384,336     $3.10
                                          ---------
                                          ---------

         The Company has a Non-Employee Director Stock Plan (the "Director Plan") under which the Board is authorized to grant options to purchase up to 150,000 shares of common stock. On June 30, 1996, the Company issued 14,328 shares of common stock under the Director Plan. On December 31, 1996, the Company granted options for 28,000 shares of common stock under the Director Plan with an exercise price of $8.00 per share. On December 31, 1997, the Company granted options for 28,000 shares of common stock under the Director Plan with an exercise price of $4.50 per share. On December 31, 1998, the Company granted options for 28,000 shares of common stock under the Director Plan with an exercise price of $2.50 per share. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. As of December 31, 1998, no options had been exercised under the Director Plan.

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

         On December 16, 1998, the Company granted to two officers of a subsidiary of the Company, nonqualified options for a total of 92,000 shares of common stock with an exercise price of $2.81 per share. The options may be exercised in amounts not to exceed 25.0% per year beginning on the first anniversary of the date of grant, if the per share selling price of the Company's common stock exceeds certain benchmarks. The options granted become exercisable in any case on December 16, 2005.

         The following table summarizes information about stock options outstanding under all plans at December 31, 1998.

                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
               --------------------------------------     ---------------------
                               WEIGHTED
                                AVERAGE      WEIGHTED                  WEIGHTED
 RANGE OF                      REMAINING      AVERAGE                   AVERAGE
 EXERCISE        NUMBER       CONTRACTUAL    EXERCISE        NUMBER     EXERCISE
  PRICES       OUTSTANDING    LIFE (YEARS)     PRICE       EXERCISABLE  PRICE
 --------      ------------   ------------   --------      ----------- ---------
$0.97 - $2.00    177,670          4.3          $1.06         177,670     $1.06
$2.01 - $4.00    742,831          8.4          $3.41         156,140     $3.48
$4.01 - $6.00  1,072,508          8.5          $5.48         138,374     $5.01
$6.01 - $8.00    220,749          6.7          $7.05          96,152     $7.25
               ---------                                     -------
               2,213,758          8.0          $4.59         568,336     $3.74
               ---------                                     -------
               ---------                                     -------

         The weighted average fair value of options granted for the years ended December 31, 1996, 1997 and 1998 was $4.45, $3.43 and $4.85.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for the Company's stock compensation plans. Had compensation expense for the plans been determined based on the fair value prescribed by SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been the amounts indicated below:

                                                      YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                               1996             1997             1998
                                               ----             ----             ----
                                                           (in thousands)
Net loss - as reported                       $ (9,108)       $(15,806)          $  (937)
Net loss - pro forma                         $ (9,788)       $(16,766)          $(2,549)
Net loss per share - as
 reported                                    $  (0.34)       $  (0.52)          $ (0.03)
Net loss per share - pro forma               $  (0.37)       $  (0.55)          $ (0.08)

         The fair value of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                              YEARS ENDED DECEMBER 31,
                              ------------------------
                              1996      1997      1998
                              ----     -----     -----
Expected life (years)         6.00      6.92      7.06
Interest rate                 6.61%     6.77%     5.29%
Volatility                   72.31%    60.89%    76.53%
Dividend yield                0.00%     0.00%     0.00%


         Warrants to purchase 38,625 shares of common stock for $1.46 per share were exercised during the year ended December 31, 1998.

         Options to purchase an aggregate of 1,036,708 shares of common stock at a price of $5.82 per share, issued in connection with the 1995 acquisition of ATSG, were outstanding at December 31, 1996, 1997 and 1998.


(15)     LEASE COMMITMENTS

         The Company leases real estate, equipment and vehicles for initial terms of three to eight years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 1998 are as follows (in thousands):

                           1999                    $1,182
                           2000                      $947
                           2001                      $806
                           2002                      $688
                           2003                      $377

         Rental expense for the years ended December 31, 1996, 1997 and 1998, was approximately $319,000, $809,000 and $1,291,000.


(16)     SEGMENT INFORMATION

         The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for large industrial customers. In 1997, the Company acquired INTERMAT and its MRO inventory management technology, which strengthened the Company's MRO procurement and inventory management capabilities. INTERMAT provides inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the years ended December 31, 1997 and 1998, revenues from data management services to customers other than In-Plant Store customers amounted to $7,701,000 and $9,302,000.

         During the years ended December 31, 1997 and 1998, the Company had revenues of $2,666,000 and $5,000,000 from customers in foreign countries, primarily Mexico and Canada. As of December 31, 1997 and 1998, less than 1% of the Company's long-lived assets were located outside of the United States.

         One In-Plant Store customer represented approximately 23% and 15% of revenues for the years ended December 31, 1996 and 1997, but less than 10% for the year ended December 31, 1998.


(17)     QUARTERLY DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) - UNAUDITED

                          FIRST      SECOND      THIRD        FOURTH
                         QUARTER     QUARTER     QUARTER      QUARTER      YEAR
1997                     -------     -------     -------      -------      ----
----
Revenues                $  34,506   $  41,270   $  45,280   $   49,724   $ 170,780
                        ---------   ---------   ---------   ----------   ---------
                        ---------   ---------   ---------   ----------   ---------
Loss from continuing
  operations (a)        $  (8,818)  $  (1,033)  $    (419)  $   (1,036)  $ (11,306)
Loss on sale of
  discontinued
  operations                   --      (4,500)         --           --      (4,500)
                        ---------   ---------   ---------   ----------   ---------
Net loss                $  (8,818)  $  (5,533)  $    (419)  $   (1,036)  $ (15,806)
                        ---------   ---------   ---------   ----------   ---------
                        ---------   ---------   ---------   ----------   ---------
Net loss per common
  share(c):
  Loss from continuing
    operations          $   (0.29)  $   (0.03)  $   (0.01)  $    (0.03)  $   (0.37)
  Loss from
    discontinued
    operations                 --       (0.15)         --           --       (0.15)
                        ---------   ---------   ---------   ----------   ---------
  Net loss              $   (0.29)  $   (0.18)  $   (0.01)  $    (0.03)  $   (0.52)
                        ---------   ---------   ---------   ----------   ---------
                        ---------   ---------   ---------   ----------   ---------

                          FIRST      SECOND      THIRD     FOURTH
                         QUARTER     QUARTER     QUARTER   QUARTER      YEAR
                        ---------   ---------  ---------  ---------   ---------
1998
----
Revenues                $  50,458   $  52,404  $  57,389  $  59,097   $ 219,348
                        ---------   ---------  ---------  ---------   ---------
                        ---------   ---------  ---------  ---------   ---------
Income (loss) from
  continuing
  operations (b)        $  (1,056)  $     193  $     330  $    (404)  $    (937)
Loss from discontinued
  operations                   --          --         --         --          --
                        ---------   ---------  ---------  ---------   ---------
Net income (loss)       $  (1,056)  $     193  $     330  $    (404)  $    (937)
                        ---------   ---------  ---------  ---------   ---------
                        ---------   ---------  ---------  ---------   ---------
Net income (loss) per
  common share(c):
  Income (loss) from
    continuing
    operations          $   (0.03)  $    0.01  $    0.01  $   (0.01)  $   (0.03)
  Loss from
    discontinued
    operations                 --          --         --         --          --
                        ---------   ---------  ---------  ---------   ---------
  Net income (loss)     $   (0.03)  $    0.01  $    0.01  $   (0.01)  $   (0.03)
                        ---------   ---------  ---------  ---------   ---------
                        ---------   ---------  ---------  ---------   ---------

(a) The first quarter of 1997 includes a charge of $8,000,000 related to the write-off of acquired in-process research and development. The fourth quarter of 1997 includes a charge of $440,000 related to closing one In-Plant Store.

(b) The fourth quarter of 1998 includes a charge of $1,000,000 related to the bankruptcy of one In-Plant Store customer.

(c) Each period is computed separately.

(18)     RELATED PARTY TRANSACTIONS

         During 1996, 1997 and 1998, the Company entered into agreements with a company of which the Company's Chairman of the Board is an officer, one director is the sole owner and another director is an officer. The agreements provided for consulting and other services at fees of $400,000 in 1996 and $200,000 in 1997, and investment transaction services in connection with the sales of SSI and ATSG, amounting to $265,000 in 1997 and $21,000 in 1998. The agreement in effect at December 31, 1998, extends to May 31, 2000, and requires monthly service fees of $12,500, which will be reduced by any investment transaction fees paid.


(19)     UNAUDITED SUBSEQUENT EVENTS

         Effective March 11, 1999, the Company adopted an Incentive Stock Option Plan (the "1999 Plan") subject to shareholder ratification at the Company's Annual Meeting on May 18, 1999. Under the 1999 Plan, the Board is authorized to grant certain directors, executives and key employees options for the purchase of up to 1,500,000 shares of common stock.

         On March 11, 1999, the Company granted to an officer of the Company, nonqualified options under the 1999 Plan for 400,000 shares of common stock with an exercise price of $2.81 per share, subject to shareholder ratification of the 1999 Plan. The options may be exercised in amounts not to exceed 25.0% per year beginning on the first anniversary of the date of grant, if the per share selling price of the Company's common stock exceeds certain benchmarks. The options granted become exercisable in any case on December 16, 2005.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 1998 (the "Proxy Statement"), under the captions "Election of Directors", "Identification of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the captions "Executive Compensation" and "Transactions with Affiliates" is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                                                                                            Page No.
                                                                                          in Manually
                                                                                          Signed Copy
                                                                                          -----------
3.1            Second Restated Certificate of                                                 --
               Incorporation of the Company filed June
               21, 1996 with the Secretary of State of
               the State of Delaware (incorporated by
               reference to Exhibit 3.2 of the Company's
               Quarterly Report on Form 10-Q for the
               fiscal quarter ended June 30, 1996).

3.2            Amended and Restated Bylaws of the Company,                                   --
               dated July 24, 1986, as amended (incorporated by reference to
               Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form
               10-K for the fiscal year ended
               December 31, 1995).

10.1           Form of Strategic Distribution, Inc.                                          --
               Amended and Restated 1990 Incentive
               Stock Option Plan (incorporated by
               reference to Exhibit 10.1 of the Company's
               Annual Report on Form 10-K for the fiscal
               year ended December 31, 1995).

10.2           Form of Strategic Distribution, Inc.                                          --
               Executive Compensation Plan (incorporated by
               reference to Exhibit 10.2 of the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1996).

10.3           Form of Amended and Restated Strategic Distribution, Inc. 1996                     --
               Non-Employee Director Stock Plan (incorporated by reference to
               Exhibit 10.3 of the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1996).

10.4           Stock Purchase Agreement, dated as of May 12, 1995, between the                    --
               Company and the selling shareholders parties thereto
               (incorporated by reference to the Company's May 12, 1995 Current
               Report on Form 8-K).

10.5           Agreement and Plan of Merger, dated as of January 28, 1997, by                     --
               and among Strategic Distribution, Inc., INTERMAT Acquisition
               Corp., INTERMAT International Materials Management Engineers,
               Inc., Jeffery O. Beauchamp, Toni R. Beauchamp, Gregory A. Enders,
               Winston Gilpin, Gary Johnson and John Miday (incorporated by reference to Exhibit 2 of the Company's January 28, 1997 Current
               Report on Form 8-K).

10.6           Asset Purchase Agreement among Strategic Supply, Inc., Coulson                     --
               Technologies, Inc. and Strategic Distribution, Inc., DXP
               Acquisition, Inc. and DXP Enterprises, Inc. dated May 27, 1997
               (incorporated by reference to Exhibit 2.1 of the Company's June
               2, 1997 Current Report on Form 8-K).

10.7           Agreement for Sale and Purchase of Assets, dated April 22, 1998,                   --
               by and among Strategic Distribution, Inc., American Technical
               Services Group, Inc., ATS Phoenix, Inc. and SPEC/ATS, Inc.
               (incorporated by reference to Exhibit 10.2 of the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended June
               30, 1998).

10.8           Amendment to Agreement for Sale and Purchase of Assets, dated                      --
               June 4, 1998, amending the Agreement for Sale and Purchase of
               Assets described in Exhibit 10.7 (incorporated by reference to
               Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for
               the fiscal quarter ended June 30, 1998).

10.9           Loan and Security Agreement, dated as of May 8, 1998, among the                    --
               financial institutions named therein as the lenders, BankAmerica
               Business Credit, Inc. as the Agent, Industrial Systems
               Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower
               (incorporated by reference to Exhibit 10.1 of the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended June
               30, 1998).


10.10          Executive Employment Agreement, dated as of April 11, 1997, by                     --
               and between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June
               30, 1997 Form 10-Q"))

10.11          Employment letter, dated as of April 11, 1997, by and between                      --
               Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).

10.12          Stock Purchase Agreement, dated as of April 11, 1997, by and                       --
               between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the June 30, 1997 Form 10-Q).

10.13          Amendment to Stock Purchase Agreement, dated as of May 5, 1997,                    --
               amending the Stock Purchase Agreement dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the June 30, 1997 Form 10-Q).

10.14          Amended Loan and Pledge Agreement, dated as of May 5, 1997, by                     --
               and between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the June 30, 1997 Form 10-Q).

10.15          Secured Non-Recourse Promissory Note, dated May 20, 1997, made                     --
               by John M. Sergey in favor of Strategic Distribution, Inc.
               (incorporated by reference to the June 30, 1997 Form 10-Q).

10.16          Non-Qualified Stock Option Agreement, dated as of April 11,                        --
               1997, by and between Strategic Distribution, Inc. and John M.
               Sergey (incorporated by reference to the June 30, 1997 Form
               10-Q).

21.            List of Subsidiaries of the Company                          *

23.            Consent of KPMG LLP                                          *

27.            Financial Data Schedule                                      *


(b)     REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1999.

                                           Strategic Distribution, Inc.

                                           By: /s/ Andrew M. Bursky
                                               --------------------
                                               Andrew M. Bursky
                                               Chairman of the Board

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.


/s/ Andrew M. Bursky              Chairman of the Board and
-------------------------------   Director
Andrew M. Bursky                  March 29, 1999


/s/ John M. Sergey                President and Chief Executive Officer and
-------------------------------   Director
John M. Sergey                    March 29, 1999


/s/ Michael F. Devine III         Chief Financial Officer, Secretary and
-------------------------------   Treasurer
Michael F. Devine                 March 29, 1999


/s/ Jeffery O. Beauchamp          Executive Vice President and
-------------------------------   Director
Jeffery O. Beauchamp              March 29, 1999


/s/ David L. Courtright           Controller and
-------------------------------   Chief Accounting Officer
David L. Courtright               March 29, 1999

/s/ William R. Berkley
-------------------------------   Director
William R. Berkley                March 29, 1999

/s/ Arnold W. Donald
-------------------------------   Director
Arnold W. Donald                  March 29, 1999

/s/ Catherine B. James
-------------------------------   Director
Catherine B. James                March 29, 1999

/s/ Robert D. Neary
-------------------------------   Director
Robert D. Neary                   March 29, 1999

/s/ Jack H. Nusbaum
-------------------------------   Director
Jack H. Nusbaum                   March 29, 1999

/s/ Joshua A. Polan
-------------------------------   Director
Joshua A. Polan                   March 29, 1999

/s/ Mitchell I. Quain
-------------------------------   Director
Mitchell I. Quain                 March 29, 1999

                                  EXHIBIT INDEX


                                                                                            Page No.
                                                                                          in Manually
                                                                                          Signed Copy
                                                                                          -----------
3.1            Second Restated Certificate of Incorporation of the Company filed                --
               June 21, 1996 with the Secretary of State of the State of
               Delaware (incorporated by reference to Exhibit 3.2 of the
               Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996).

3.2            Amended and Restated Bylaws of the Company, dated July 24, 1986,                 --
               as amended (incorporated by reference to Exhibits 3.2 and 3.2(a)
               of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.1           Form of Strategic Distribution, Inc. Amended and Restated 1990                   --
               Incentive Stock Option Plan (incorporated by reference to Exhibit
               10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.2           Form of Strategic Distribution, Inc. Executive Compensation Plan                 --
               (incorporated by reference to Exhibit 10.2 of the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1996).

10.3           Form of Amended and Restated Strategic Distribution, Inc. 1996                   --
               Non-Employee Director Stock Plan (incorporated by reference to
               Exhibit 10.3 of the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1996).

10.4           Stock Purchase Agreement, dated as of May 12, 1995, between the                  --
               Company and the selling shareholders parties thereto
               (incorporated by reference to the Company's May 12, 1995 Current
               Report on Form 8-K).

10.5           Agreement and Plan of Merger, dated as of January 28, 1997, by                   --
               and among Strategic Distribution, Inc., INTERMAT Acquisition
               Corp., INTERMAT International Materials Management Engineers,
               Inc., Jeffery O. Beauchamp, Toni R. Beauchamp, Gregory A. Enders,
               Winston Gilpin, Gary Johnson and John Miday (incorporated by reference to Exhibit 2 of the Company's January 28, 1997 Current
               Report on Form 8-K).

10.6           Asset Purchase Agreement among Strategic Supply, Inc., Coulson                   --
               Technologies, Inc. and Strategic Distribution, Inc., DXP
               Acquisition, Inc. and DXP Enterprises, Inc. dated May 27, 1997
               (incorporated by reference to Exhibit 2.1 of the Company's June
               2, 1997 Current Report on Form 8-K).

10.7           Agreement for Sale and Purchase of Assets, dated April 22, 1998,                 --
               by and among Strategic Distribution, Inc., American Technical
               Services Group, Inc., ATS Phoenix, Inc. and SPEC/ATS, Inc.
               (incorporated by reference to Exhibit 10.2 of the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended June
               30, 1998).

10.8           Amendment to Agreement for Sale and Purchase of Assets, dated                    --
               June 4, 1998, amending the Agreement for Sale and Purchase of
               Assets described in Exhibit 10.7 (incorporated by reference to
               Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for
               the fiscal quarter ended June 30, 1998).

10.9           Loan and Security Agreement, dated as of May 8, 1998, among the                  --
               financial institutions named therein as the lenders, BankAmerica
               Business Credit, Inc. as the Agent, Industrial Systems
               Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower
               (incorporated by reference to Exhibit 10.1 of the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended June
               30, 1998).

10.10          Executive Employment Agreement, dated as of April 11, 1997, by                   --
               and between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June
               30, 1997 Form 10-Q"))

10.11          Employment letter, dated as of April 11, 1997, by and between                    --
               Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).

10.12          Stock Purchase Agreement, dated as of April 11, 1997, by and                     --
               between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the June 30, 1997 Form 10-Q).

10.13          Amendment to Stock Purchase Agreement, dated as of May 5, 1997,                  --
               amending the Stock Purchase Agreement dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the June 30, 1997 Form 10-Q).

10.14          Amended Loan and Pledge Agreement, dated as of May 5, 1997, by                   --
               and between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the June 30, 1997 Form 10-Q).

10.15          Secured Non-Recourse Promissory Note, dated May 20, 1997, made by                --
               John M. Sergey in favor of Strategic Distribution, Inc.
               (incorporated by reference to the June 30, 1997 Form 10-Q).

10.16          Non-Qualified Stock Option Agreement, dated as of April 11, 1997,                --
               by and between Strategic Distribution, Inc. and John M. Sergey
               (incorporated by reference to the June 30, 1997 Form 10-Q).

21.            List of Subsidiaries of the Company                                              33

23.            Consent of KPMG LLP                                                              34

27.            Financial Data Schedule                                                          --