Form 10-Q
period 1999-03-31
STRATEGIC DISTRIBUTION INC
filed 1999-05-03
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      MARCH 31, 1999
                               -------------------------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


Commission file number    0-5228
                      --------------------------

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

Number of Common Shares outstanding at April 28, 1999: 31,006,285

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1                                                             PAGE NO.
------                                                             --------
               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     March 31, 1999 (unaudited)
                     and December 31, 1998

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months Ended
                     March 31, 1999 and 1998

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Three Months Ended
                     March 31, 1999 and 1998

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

ITEM 2
------
               Management's Discussion and Analysis of Financial       6
               Condition and Results of Operations

ITEM 3
------
               Quantitative and Qualitative Disclosures About
               Market Risk                                            12



                           PART II - OTHER INFORMATION

ITEM 6
------
               Exhibits and Reports on Form 8-K                       13

               Signatures                                             14


                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)



                                                                              March 31,          December 31,
                                                                                 1999                1998
                                                                            ---------------     ----------------
                                                                             (unaudited)
                       Assets
-------------------------------------------------------
 Current assets:
   Cash and cash equivalents                                                $        1,080      $         1,322
   Accounts receivable, net                                                         45,032               41,819
   Current portion of notes receivable                                                 361                  361
   Inventories                                                                      37,565               31,060
   Prepaid expenses and other current assets                                           682                  401
   Deferred income taxes                                                             1,165                1,165
                                                                            ---------------     ----------------
        Total current assets                                                        85,885               76,128
 Notes receivable                                                                    2,486                2,486
 Property and equipment, net                                                        14,300               12,854
 Intangible assets, net                                                              7,017                7,279
 Other assets                                                                          666                  697
                                                                            ---------------     ----------------
        Total assets                                                        $      110,354      $        99,444
                                                                            ---------------     ----------------
                                                                            ---------------     ----------------
          Liabilities and Stockholders' Equity
-------------------------------------------------------
 Current liabilities:
   Accounts payable and accrued expenses                                    $       37,093      $        27,966
   Current portion of long-term debt                                                    21                   20
                                                                            ---------------     ----------------
        Total current liabilities                                                   37,114               27,986
 Long-term debt                                                                      9,343                7,548
 Subordinated debt to related party                                                  1,400                1,400
 Net liabilities of discontinued operations                                          1,093                  797
 Deferred income taxes                                                                 125                  125
                                                                            ---------------     ----------------
        Total liabilities                                                           49,075               37,856
                                                                            ---------------     ----------------
 Stockholders' equity:
   Preferred stock, par value $.10 per share.
     Authorized:  500,000 shares; issued and outstanding:  none                          -                    -
   Common stock, par value $.10 per share.
      Authorized: 50,000,000 shares; issued and
      outstanding: 31,294,285 shares                                                 3,129                3,129
   Additional paid-in capital                                                       94,255               94,255
   Accumulated deficit                                                             (34,368)             (34,443)
   Notes receivable from related parties                                            (1,303)              (1,303)
   Treasury stock, at cost (183,000 and 12,500 shares)                                (434)                 (50)
                                                                            ---------------     ----------------
        Total stockholders' equity                                                  61,279               61,588
                                                                            ---------------     ----------------
        Total liabilities and stockholders' equity                          $      110,354      $        99,444
                                                                            ---------------     ----------------
                                                                            ---------------     ----------------



          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)

                        (in thousands, except share data)



                                                                         Three months ended March 31,
                                                                        ------------------------------
                                                                             1999              1998
                                                                        ------------      ------------
Revenues                                                                $     64,983      $     50,458
                                                                        ------------      ------------
Cost and expenses:
  Cost of materials                                                           50,942            39,878
  Operating wages and benefits                                                 5,369             4,249
  Other operating expenses                                                     1,851             1,669
  Selling, general and administrative expenses                                 6,673             5,992
                                                                        ------------      ------------
Total costs and expenses                                                      64,835            51,788
                                                                        ------------      ------------
          Operating income (loss)                                                148            (1,330)
Interest income (expense):
  Interest expense                                                              (146)              (33)
  Interest income                                                                 73               307
                                                                        ------------      ------------
Interest income (expense), net                                                   (73)              274
                                                                        ------------      ------------
          Net income (loss)                                             $         75      $     (1,056)
                                                                        ------------      ------------
                                                                        ------------      ------------
Net income (loss) per common share - basic and diluted                  $       0.00      $      (0.03)
                                                                        ------------      ------------
                                                                        ------------      ------------
Weighted average number of shares of common
 stock outstanding:
            Basic                                                         31,243,896        31,144,956
                                                                        ------------      ------------
                                                                        ------------      ------------
            Diluted                                                       31,343,169        31,144,956
                                                                        ------------      ------------
                                                                        ------------      ------------



          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)


                                                                                    Three months ended March 31,
                                                                                 ------------------------------------
                                                                                      1999                1998
                                                                                 ----------------    ----------------
 Cash flows from operating activities:
   Income (loss) from continuing operations                                      $            75     $        (1,056)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                         897                 571
   Changes in operating assets and liabilities:
       Short-term investments                                                                  -                (710)
       Accounts receivable                                                                (3,213)               (962)
       Inventories                                                                        (6,505)             (1,970)
       Prepaid expenses and other current assets                                            (281)                (61)
       Accounts payable and accrued expenses                                               9,127               1,705
       Other, net                                                                            (23)                 (4)
                                                                                 ----------------    ----------------
      Net cash provided by (used in) continuing operations                                    77              (2,487)
      Increase in net liabilities of discontinued operations                                 252                  29
                                                                                 ----------------    ----------------
          Net cash provided by (used in) operating activities                                329              (2,458)
                                                                                 ----------------    ----------------
 Cash flows from investing activities:
      Proceeds from sale of discontinued operations                                           44                   -
      Additions of property and equipment                                                 (2,027)             (1,167)
                                                                                 ----------------    ----------------
          Net cash used in investing activities                                           (1,983)             (1,167)
                                                                                 ----------------    ----------------
 Cash flows from financing activities:
      Sale (repurchase) of common stock                                                     (384)                112
      Proceeds from notes payable                                                          1,800                   -
      Repayment of long-term obligations                                                      (4)               (505)
                                                                                 ----------------    ----------------
          Net cash provided by (used in) financing activities                              1,412                (393)
                                                                                 ----------------    ----------------
          Decrease in cash and cash equivalents                                             (242)             (4,018)
 Cash and cash equivalents, beginning of the period                                        1,322              15,941
                                                                                 ----------------    ----------------
 Cash and cash equivalents, end of the period                                    $         1,080     $        11,923
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------
 Supplemental cash flow information:
          Taxes paid                                                             $            17     $            18
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------
          Interest paid                                                          $            74     $             2
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------



          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 1999 and 1998 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

2. On November 11, 1996, the Company announced its intention to sell its Strategic Supply, Inc. subsidiary ("SSI") (which was sold in 1997) and its American Technical Services Group, Inc. subsidiary ("ATSG") in order to focus more directly on the development of the Company's In-Plant Store(R) business. The Company has reflected SSI and ATSG as discontinued operations in the accompanying financial statements. On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale approximated the carrying value of the net assets sold, and consisted of $1,069,000 in cash. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company. Due to the contingent nature of the earn-out, no benefit was recognized related to this portion of the consideration.

3. Effective as of May 8, 1998, the Company entered into a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (7.75% as of March 31, 1999) and/or a Eurodollar rate, with a commitment fee during the term of the agreement which ranges from 0.125% to 0.25% per annum on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of March 31, 1999, there was $9,300,000 of borrowings outstanding under the credit facility.

4. For the three months ended March 31, 1999, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 99,273 shares under the treasury stock method. Options to purchase approximately 3,462,000 shares at prices ranging from $2.50 to $8.00 per share were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on March 31, 1999. Net loss per common share - basic and diluted are equal for the three months ended March 31, 1998, because the effect of the assumed issuance of common shares is antidilutive. As of March 31, 1999 and 1998, there were stock options and warrants outstanding for approximately 3,640,000 and 3,050,000 common shares.

5. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers. The Company provides inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the three months ended March 31, 1999 and 1998, revenues from data management services to customers other than In-Plant Store customers amounted to $1,898,000 and $1,441,000.

6. Effective March 11, 1999, the Company adopted an Incentive Stock Option Plan (the "1999 Plan") subject to shareholder ratification at the Company's Annual Meeting on May 18, 1999. Under the 1999 Plan, the Board is authorized to grant certain directors, executives and key employees options for the purchase of up to 1,500,000 shares of common stock.

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

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through its wholly-owned subsidiaries, Industrial Systems Associates, Inc. ("ISA") and INTERMAT, Inc. ("INTERMAT(R)"). At March 31, 1999, the Company had 145 In-Plant Store facilities.


RESULTS OF OPERATIONS

         The following table of revenues and percentages sets forth selected items of the results of operations.


                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                                   MARCH 31,
                                                                                   ---------
                                                                          1999                 1998
                                                                          ----                 ----
                                                                            (dollars in thousands)
          Revenues                                                       $64,983              $50,458
                                                                         -------              -------
                                                                         -------              -------
                                                                           100.0%               100.0%

          Cost of materials                                                 78.4                 79.0

          Operating wages and benefits                                       8.3                  8.4

          Other operating expenses                                           2.8                  3.3

          Selling, general and administrative expenses                      10.3                 11.9

          Operating income (loss)                                            0.2                 (2.6)

          Interest income (expense), net                                    (0.1)                 0.5

          Net income (loss)                                                  0.1                 (2.1)


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Revenues for the three months ended March 31, 1999 increased 28.8% to $64,983,000 from $50,458,000 for the three months ended March 31, 1998. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters. The number of In-Plant Store facilities increased from 111 at March 31, 1998 to 145 at March 31, 1999. One In-Plant Store customer represented approximately 12% of revenues for the three months ended March 31, 1998, but less than 10% for the three months ended March 31, 1999.

         Cost of materials as a percentage of revenues decreased to 78.4% for the three months ended March 31, 1999 from 79.0% in 1998. The Company was able to leverage its expanding purchasing power, resulting in lower material costs sold to In-Plant Store customers.

         Operating wages and benefits expenses as a percentage of revenues decreased to 8.3% for the three months ended March 31, 1999 from 8.4% in 1998. The decrease reflects utilization of improved software technology at INTERMAT to increase productivity.

         Other operating expenses as a percentage of revenues decreased to 2.8% for the three months ended March 31, 1999 from 3.3% in 1998. The decrease reflects utilization of improved software technology at INTERMAT to increase productivity and lower temporary labor costs.

         Improved software technology at INTERMAT is related to the successful completion of in-process research and development ("IPR&D"). As of the date INTERMAT was acquired by the Company (January 28, 1997), INTERMAT was working on three projects, involving major new enhancements and technological extensions necessary to compete in the marketplace: Definity Client/Server, AutoCon II, and SMD II. The Definity Client/Server project consisted of the development of a Windows Client/Server-based version of the functionality that existed in INTERMAT's DOS-based Definity product. This product allows the Company and its clients to develop and maintain catalogs and part descriptions. AutoCon II represented a complete re-development of an existing DOS-based application. AutoCon is a process to perform the efficient conversion of client source data to identify and extract Nouns, Modifiers and Characteristic Values in accordance with the Standard Modifier Dictionary ("SMD"). The third project, SMD II, involved the expansion and refinement of INTERMAT's electronic dictionary of structured parts descriptions.

    The three projects were designed to provide the resources for substantially all of the Company's data management services. The Definity Client/Server and AutoCon II projects required INTERMAT to develop an entirely new skills base, both in the development environment and in Client/Server technology. As of the acquisition date, key elements that existed for these two projects were a proven methodology and an extensive rules base that captured years of knowledge of cataloging and automated conversion. Also as of the acquisition date, the complete re-design of the database structure was nearing completion. However, at that time INTERMAT had still not proven that the technology could be migrated from a desktop environment to Client/Server. Remaining to be accomplished were the primary tasks of migrating the database to Oracle and Microsoft SqlServer, and the task of creating the interdependence across the projects that would be required to make extensive improvements in the value association component of the software. The SMD II project differed from the others in that it involved data, rather than software development; it involved an electronic dictionary containing thousands of formats for structured parts descriptions. The market for materials search environments had evolved to the use of more structured data. This change gave rise to the need to re-develop the formats to optimize their use in these developing environments, most notably Enterprise Resource Planning ("ERP") system vendors and Reference Database solution providers.

         As of the acquisition date, these projects were anticipated to be completed by December 1997, with the benefits from the projects expected to begin in the first quarter of 1998. The projected cost to complete the projects was estimated to be approximately $500,000. The two Client/Server based projects were substantially completed at December 31, 1997. During 1997, management observed that some of the pressure that was being felt in the marketplace in late 1996 for alternative formats had eased, which allowed the Company to extend the completion date for the data redevelopment project without significant additional risk. As of March 31, 1999, the Company had spent approximately $415,000 on the IPR&D projects, with an additional $135,000 expected to be spent primarily in the second quarter of 1999 to complete expansion and refinement of structured parts descriptions for the data redevelopment project. The two IPR&D projects completed for 1998 have received market acceptance and have delivered the expected improvements in operating efficiency, including decreased utilization of temporary labor at INTERMAT, which decrease has helped to reduce the Company's operating expenses as a percentage of revenues, as described above.

         The IPR&D projects and their timely completion were critical factors for the Company in acquiring INTERMAT. On-time completion was expected to give the Company a competitive edge in its field. Risks of not completing these projects on time included the potential loss of key customers to competitors that developed their own solutions.

         The Company arrived at the IPR&D valuation based upon a number of assumptions. Material net cash inflows were projected to begin in 1998. Revenues and the resulting cash inflows were projected for nine years for valuation purposes. A Weighted Average Cost of Capital ("WACC") of 16% was calculated for INTERMAT reflecting its business risk. However, a higher risk adjusted rate of 23% was used in valuing the IPR&D because of the risks inherent in assimilating the new technology and the market risks associated with the completion and market acceptance of the new technology.

         For the IPR&D valuation it was assumed that all three projects would start generating revenues in the beginning of 1998. The IPR&D revenues were assumed to grow at a 63% growth rate through the year 2000. The assumed growth rate during this period was based on increased demand for INTERMAT's services due to Year 2000 system compliance issues. The growth rate after year 2000 was assumed to be 12%. IPR&D revenues for 1998 were 10% less than estimated revenues for the IPR&D valuation, however efficiencies derived from the projects produced operating margins in line with the projections. There can be no guarantee that future IPR&D revenues and margins will match the assumptions used in valuing the IPR&D.

         Selling, general and administrative expenses as a percentage of revenues decreased to 10.3% for the three months ended March 31, 1999 from 11.9% in 1998. Recruiting costs were higher in 1998, as the Company invested in management talent to meet the needs of its clients and the expansion of the In-Plant Store program. Payroll and travel expenses also decreased as a percentage of revenues. As the In-Plant Store program expands, selling, general and administrative expenses will continue to increase; however, as a percentage of revenue, it should decrease as the ratio of more mature In-Plant Store facilities to new facilities increases.

         Interest expense, net was $73,000 for the three months ended March 31, 1999 compared to interest income, net of $274,000 for the three months ended March 31, 1998. In late 1998 the Company began borrowing against its credit facility as funds available to earn interest income were depleted. Funds were used to finance the working capital requirements of new In-Plant Store facilities and for capital expenditures.

         Net income for the three months ended March 31, 1999 was $75,000, compared to a net loss of $(1,056,000) in 1998, as a result of the items previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

         Effective as of May 8, 1998, the Company entered into the credit facility providing maximum borrowings of $50,000,000. As of March 31, 1999, there was $9,300,000 of borrowings outstanding under the credit facility bearing interest at the bank's reference rate of 7.75%. Borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

         On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale consisted of $1,069,000 in cash. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company.

         The net cash provided by operating activities was $329,000 for the three months ended March 31, 1999 compared to net cash used of

$2,458,000 in 1998. The increase in cash provided by operations resulted primarily from the increase in net income and lower increases in working capital requirements in 1999 as compared to 1998, for the Company's In-Plant Store program.

         The net cash used in investing activities was $1,983,000 for the three months ended March 31, 1999 compared to $1,167,000 in 1998. The increase reflects higher expenditures for computer systems and related equipment in 1999.

         The net cash provided by financing activities was $1,412,000 for the three months ended March 31, 1999 compared to net cash used of $393,000 in 1998. In 1999, cash was provided primarily from the Company's new credit facility. The net cash used in 1998 reflected payment of a $500,000 note to an officer of the Company.

         The Company is in the process of implementing a resystemization of its operating and financial data processing systems, referred to as In-Site(TM). During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Development of the operating systems is expected to be complete early in the second quarter of 1999. Communications installations, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems is expected to be complete by the end of 1999. At March 31, 1999, the total additional capital spending necessary to complete this project was estimated to be approximately $2,500,000.

         The Company believes that cash on hand, cash generated from future operations, and cash from the credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program and completion of the In-Site project.


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

         In addition to the systems replacement project, the Company is in the process of evaluating Year 2000 compliance for its computer hardware, its non-technology systems and for major third parties with which the Company conducts business. Computer hardware testing was substantially complete as of September 30, 1998. The Company used the YMARK2000 test to assist in its evaluation. Hardware requiring replacement or upgrade is expected to be completed in a timeframe consistent with the deployment of the In-Site operating systems. The Company has no buildings or other fixed plant with embedded technology and is not highly dependent on its own non-technology systems. The Company commenced identification and testing in the third quarter of 1998 and expects to complete its evaluation and remediation, if necessary, by June 30, 1999. As of March 31, 1999, the Company had not found any major non-technology system under its control to be Year 2000 deficient and the Company does not believe that any of these systems create material risks for the Company.

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

4.       The Company's Contingency Plans

         The Company performed Year 2000 compliance testing on its existing In-Plant Store operating system and believes the system to be Year 2000 compliant. Therefore, the Company expects to be able to use this system in the event of a delay in the systems replacement project. The Company is in the process of identifying "single source" suppliers that may not be Year 2000 compliant and, where necessary, developing alternative supply sources and expects to have this plan completed by June 30, 1999. No manufacturer or supplier provides products that account for as much as 10% of the Company's revenues and the Company believes that it could quickly find alternative sources of supply. With customer agreement, increases in inventory may also be considered if no alternate source can be developed. The Company's telecommunications network combines the use of dedicated lines and a data exchange network provided by a national telecommunications company. In the event of a failure in a segment of its telecommunications network, the Company has the ability to transfer data using standard modem technology. The Company believes business interruptions resulting from failures of its customers' systems are beyond its control.

         The Company believes that its efforts to ensure Year 2000 readiness, in conjunction with its systems replacement project, will significantly reduce the risk associated with Year 2000 systems failures. However, due primarily to uncertainties surrounding the Year 2000 readiness of third parties, there can be no assurance that Year 2000 systems failures will not occur.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


10.1 Amendment to Executive Employment Agreement dated as of March 11, 1999, by and between the Company and John M. Sergey.


10.2           Amended and Restated Loan and Pledge
               Agreement, dated as of March 11, 1999, by and between the Company and John M. Sergey.


10.3           Amended and Restated Non-Recourse Promissory
               Note, dated as of March 11, 1999, made by John M. Sergey in favor of the Company.


27             Financial Data Schedule



(b).   Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Strategic Distribution, Inc.


Date: May 3, 1999                              By: /s/ John M. Sergey
                                                  -------------------------
                                                       John M. Sergey
                                                       President and Chief
                                                       Executive Officer


Date: May 3, 1999                              By: /s/ David L. Courtright
                                                  ---------------------------
                                                       David L. Courtright,
                                                       Controller and
                                                       Chief Accounting Officer

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


10.1 Amendment to Executive Employment Agreement dated as of March 11, 1999, by and between the Company and John M. Sergey.


10.2           Amended and Restated Loan and Pledge
               Agreement, dated as of March 11, 1999, by and between the Company and John M. Sergey.


10.3           Amended and Restated Non-Recourse Promissory
               Note, dated as of March 11, 1999, made by John M. Sergey in favor of the Company.


27             Financial Data Schedule
