Form 10-Q
period 1999-06-30
STRATEGIC DISTRIBUTION INC
filed 1999-08-10
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999
                               -----------------------------------------
                                               OR

/x/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ------------------------

Commission file number    0-5228
                      ------------------------

              STRATEGIC DISTRIBUTION, INC.
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   DELAWARE                                         22-1849240
------------------------------------------------------------------------
 (State or other jurisdiction of                    (I. R. S. Employer
  incorporation or organization)                     Identification No.)

3220 TILLMAN DRIVE, SUITE 200, BENSALEM, PA              19020
------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                               215-396-3088
------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X      No
                                                           ---------   ------

Number of Common Shares outstanding at August 6, 1999:  30,986,285

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION
ITEM 1
               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     June 30, 1999 (unaudited)
                     and December 31, 1998

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months and Six
                     Months Ended June 30, 1999 and 1998

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Six Months Ended
                     June 30, 1999 and 1998

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

ITEM 2
               Management's Discussion and Analysis of Financial       6
               Condition and Results of Operations

ITEM 3
               Quantitative and Qualitative Disclosures About
               Market Risk                                            12


                           PART II - OTHER INFORMATION

ITEM 2
               Changes in Securities and Use of Proceeds              13

ITEM 4
               Submission of Matters to a Vote of Security
               Holders                                                13

ITEM 6
               Exhibits and Reports on Form 8-K                       14

               Signatures                                             15

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)


                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                              ----------------     ----------------
                                                                                (unaudited)
                                ASSETS
--------------------------------------------------------------
 Current assets:
   Cash and cash equivalents                                                          $ 1,725              $ 1,322
   Accounts receivable, net                                                            51,163               41,819
   Current portion of notes receivable                                                     32                  361
   Inventories                                                                         37,187               31,060
   Prepaid expenses and other current assets                                              537                  401
   Deferred income taxes                                                                1,165                1,165
                                                                              ----------------     ----------------
        Total current assets                                                           91,809               76,128

 Notes receivable                                                                       2,470                2,486
 Property and equipment, net                                                           15,999               12,854
 Intangible assets, net                                                                 6,754                7,279
 Other assets                                                                             844                  697
                                                                              ----------------     ----------------
        Total assets                                                                $ 117,876             $ 99,444
                                                                              ----------------     ----------------
                                                                              ----------------     ----------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------
 Current liabilities:
   Accounts payable and accrued expenses                                             $ 42,250             $ 27,966
   Current portion of long-term debt                                                       21                   20
                                                                              ----------------     ----------------
        Total current liabilities                                                      42,271               27,986
 Long-term debt                                                                        12,037                7,548
 Subordinated debt to related party                                                     1,400                1,400
 Net liabilities of discontinued operations                                             1,079                  797
 Deferred income taxes                                                                    125                  125
                                                                              ----------------     ----------------
        Total liabilities                                                              56,912               37,856
                                                                              ----------------     ----------------
 Stockholders' equity:
   Preferred stock, par value $.10 per share.
     Authorized:  500,000 shares; issued and outstanding:  none                             -                    -
   Common stock, par value $.10 per share.
      Authorized:  50,000,000 shares; issued and
      outstanding: 31,374,285 and 31,294,285 shares                                     3,137                3,129
   Additional paid-in capital                                                          94,424               94,255
   Accumulated deficit                                                                (34,354)             (34,443)
   Notes receivable from related parties                                               (1,374)              (1,303)
   Treasury stock, at cost (388,000 and 12,500 shares)                                   (869)                 (50)
                                                                              ----------------     ----------------
        Total stockholders' equity                                                     60,964               61,588
                                                                              ----------------     ----------------
        Total liabilities and stockholders' equity                                  $ 117,876             $ 99,444
                                                                              ----------------     ----------------
                                                                              ----------------     ----------------

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)

                        (in thousands, except share data)

                                                     Three months ended June 30,     Six months ended June 30,
                                                     ---------------------------    ----------------------------
                                                        1999            1998            1999            1998
                                                     -----------     -----------    ----------       -----------
Revenues                                             $    73,292     $    52,404    $  138,275        $ 102,862
Costs and expenses:
  Cost of materials                                       57,867          40,612       108,809           80,490
  Operating wages and benefits                             5,613           4,378        10,982            8,627
  Other operating expenses                                 2,065           1,878         3,916            3,547
  Selling, general and administrative expenses             7,535           5,524        14,208           11,516
                                                     -----------     -----------    ----------        ---------
Total costs and expenses                                  73,080          52,392       137,915          104,180
                                                     -----------     -----------    ----------        ---------
          Operating income (loss)                            212              12           360           (1,318)
Interest income (expense):
  Interest expense                                          (274)            (33)         (420)             (66)
  Interest income                                             76             214           149              521
                                                     -----------     -----------    ----------        ---------
Interest income (expense), net                              (198)            181          (271)             455
                                                     -----------     -----------    ----------        ---------
          Income (loss) before income taxes                   14             193            89             (863)
Income tax expense                                             -               -             -                -
                                                     -----------     -----------    ----------        ---------
          Net income (loss)                                 $ 14           $ 193          $ 89           $ (863)
                                                     -----------     -----------    ----------        ---------
                                                     -----------     -----------    ----------        ---------
Net income (loss) per common share -
  basic and diluted                                       $ 0.00          $ 0.01        $ 0.00          $ (0.03)
                                                     -----------     -----------    ----------        ---------
                                                     -----------     -----------    ----------        ---------
Weighted average number of shares of
common stock outstanding:
    Basic                                             31,007,329      31,212,298    31,124,959       31,178,814
                                                     -----------     -----------   -----------      -----------
                                                     -----------     -----------   -----------      -----------
    Diluted                                           31,102,375      31,670,300    31,222,107       31,178,814
                                                     -----------     -----------   -----------      -----------
                                                     -----------     -----------   -----------      -----------

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)


                                                                                      Six months ended June 30,
                                                                                 ------------------------------------
                                                                                      1999                1998
                                                                                 ----------------    ----------------
 Cash flows from operating activities:
   Income (loss) from continuing operations                                                 $ 89              $ (863)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                       1,837               1,201
   Changes in operating assets and liabilities:
       Short-term investments                                                                  -               2,997
       Accounts receivable                                                                (9,344)             (4,518)
       Inventories                                                                        (6,127)             (3,766)
       Prepaid expenses and other current assets                                            (136)                (21)
       Accounts payable and accrued expenses                                              14,284              (4,966)
       Other, net                                                                             91                (425)
                                                                                 ----------------    ----------------
      Net cash provided by (used in) continuing operations                                   694             (10,361)
      Increase in net liabilities of discontinued operations                                 238                 327
                                                                                 ----------------    ----------------
          Net cash provided by (used in) operating activities                                932             (10,034)
                                                                                 ----------------    ----------------
 Cash flows from investing activities:
      Proceeds from sale of discontinued operations                                           44                 700
      Additions of property and equipment                                                 (4,350)             (3,507)
                                                                                 ----------------    ----------------
          Net cash used in investing activities                                           (4,306)             (2,807)
                                                                                 ----------------    ----------------
 Cash flows from financing activities:
      Sale (repurchase) of common stock, net                                                (713)                398
      Proceeds from notes payable                                                          4,500                   -
      Repayment of long-term obligations                                                     (10)               (510)
                                                                                 ----------------    ----------------
          Net cash provided by (used in) financing activities                              3,777                (112)
                                                                                 ----------------    ----------------
          Increase (decrease) in cash and cash equivalents                                   403             (12,953)
 Cash and cash equivalents, beginning of the period                                        1,322              15,941
                                                                                 ----------------    ----------------
 Cash and cash equivalents, end of the period                                            $ 1,725             $ 2,988
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------
 Supplemental cash flow information:
          Taxes paid                                                                       $ 129                $ 18
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------
          Interest paid                                                                    $ 298                $ 66
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------







          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 1999 and 1998 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

2. On November 11, 1996, the Company announced its intention to sell its Strategic Supply, Inc. subsidiary ("SSI") (which was sold in 1997) and its American Technical Services Group, Inc. subsidiary ("ATSG") in order to focus more directly on the development of the Company's In-Plant Store(R) business. The Company has reflected SSI and ATSG as discontinued operations in the accompanying financial statements. On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale approximated the carrying value of the net assets sold, and consisted of $1,069,000 in cash. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company. Due to the contingent nature of the earn-out, no benefit has been recognized related to this portion of the consideration.

3. Effective as of May 8, 1998, the Company entered into a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (7.75% as of June 30, 1999) and/or a Eurodollar rate, with a commitment fee during the term of the agreement which ranges from 0.125% to 0.25% per annum on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of June 30, 1999, there was $12,000,000 of borrowings outstanding under the credit facility at a weighted average interest rate of 6.49%.

4. For the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 95,046, 458,002 and 97,148 shares respectively, under the treasury stock method. Options to purchase approximately 3,965,000 shares at prices ranging from $2.50 to $8.00 per share were outstanding during the three months ended June 30, 1999, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on June 30, 1999. Net loss per common share - basic and diluted are equal for the six months ended June 30, 1998, because the effect of the assumed issuance of common shares is antidilutive. As of June 30, 1999 and 1998, there were stock options outstanding for approximately 4,142,000 and 3,100,000 common shares.

5. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers. The Company provides inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the three months ended June 30, 1999 and 1998, revenues from data management services to customers other than In-Plant Store customers amounted to $1,880,000 and $2,431,000. During the six months ended June 30, 1999 and 1998, revenues from data management services to customers other than In-Plant Store customers amounted to $3,778,000 and $3,872,000.

6. Effective March 11, 1999, the Company adopted an Incentive Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, the Board is authorized to grant certain directors, executives and key employees options for the purchase of up to 1,500,000 shares of common stock.

On March 11, 1999, the Company granted to an officer of the Company, nonqualified options under the 1999 Plan for 400,000 shares of common stock with an exercise price of $2.81 per share. The options may be exercised in amounts not to exceed 25.0% per year beginning on the first anniversary of the date of grant, if the per share selling price of the Company's common stock exceeds certain benchmarks. The options granted become exercisable in any case on December 16, 2005.

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

     The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store-Registered Trademark-program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through its wholly-owned subsidiaries, Industrial Systems Associates, Inc.-Registered Trademark- ("ISA-Registered Trademark-") and INTERMAT, Inc. ("INTERMAT-Registered Trademark-"). At June 30, 1999, the Company had 153 In-Plant Store facilities.

RESULTS OF OPERATIONS

     The following table of revenues and percentages sets forth selected items of the results of operations.

                                            Three months ended             Six months ended
                                                June 30,                       June 30,
                                            -------------------           -------------------
                                            1999          1998            1999           1998
                                            ----          ----            ----           ----
                                                         (dollars in thousands)

Revenues                                   73,292      $  52,404     $  138,275      $  102,862

                                            100.0%         100.0%         100.0%          100.0%

Cost of materials                            78.9           77.5           78.7            78.3

Operating wages and benefits                  7.7            8.4            7.9             8.4

Other operating expenses                      2.8            3.6            2.8             3.4

Selling, general and administrative
  expenses                                   10.3           10.5           10.3            11.2

Operating income (loss)                       0.3            --             0.3            (1.3)

Interest income (expense), net               (0.3)           0.3           (0.2)            0.5

Net income (loss)                             --             0.3            0.1            (0.8)


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Revenues for the three months ended June 30, 1999 increased 39.9% to $73,292,000 from $52,404,000 for the three months ended June 30, 1998. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters in the United States and Mexico. In-Plant Store facilities operated in Mexico increased to approximately 5% of revenues for the three months ended June 30, 1999 from less than 1% for the three months ended June 30, 1998. The number of In-Plant Store facilities increased from 121 at June 30, 1998 to 153 at June 30, 1999. One In-Plant Store customer represented approximately 11% of revenues for the three months ended June 30, 1998, but no customer represented more than 10% for the three months ended June 30, 1999.

     Cost of materials as a percentage of revenues increased to 78.9% for the three months ended June 30, 1999 from 77.5% in 1998. The increase was primarily due to growth in the Company's Mexican In-Plant Store facilities, which have a higher percentage of material costs than stores operated in the United States. The increase was partially offset by lower material costs sold to United States In-Plant Store customers by leveraging the Company's expanding purchasing power.

     Operating wages and benefits expenses as a percentage of revenues decreased to 7.7% for the three months ended June 30, 1999 from 8.4% in 1998. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the three months ended June 30, 1999 than in 1998. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized.

     Other operating expenses as a percentage of revenues decreased to 2.8% for the three months ended June 30, 1999 from 3.6% in 1998. The decrease reflects a smaller percentage of the Company's revenues generated from external sales of data management services by its INTERMAT subsidiary for the 1999 period as compared to 1998. INTERMAT's results of operations have a much higher percentage of these expenses than In-Plant Store operations.

     Selling, general and administrative expenses as a percentage of revenues decreased to 10.3% for the three months ended June 30, 1999 from 10.5% in 1998. Increases in costs related to changes in the Company's employee benefits and implementation of In-Site-TM- (see Liquidity and Capital Resources) were more than offset as a percentage of revenues, as the Company leveraged the overall growth of the business.

     Interest expense, net was $198,000 for the three months ended June 30, 1999 compared to interest income, net of $181,000 for the three months ended June 30, 1998. In late 1998 the Company began borrowing against its credit facility as funds available to earn interest income were depleted. Funds were used to finance the working capital requirements of new In-Plant Store facilities and for capital expenditures.

     Growth in the Company's operations resulted in increased operating income of $212,000 for the three months ended June 30, 1999 compared to $12,000 in 1998. After interest coverage, net income for the three months ended June 30, 1999 was $14,000, compared to net income of $193,000 in 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Revenues for the six months ended June 30, 1999 increased 34.4% to $138,275,000 from $102,862,000 for the six months ended June 30, 1998. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters in the United States and Mexico. In-Plant Store facilities operated in Mexico increased to approximately 5% of revenues for the six months ended June 30, 1999 from less than 1% for the six months ended June 30, 1998. The number of In-Plant Store facilities increased from 121 at June 30, 1998 to 153 at June 30, 1999. One In-Plant Store customer represented approximately 11% of revenues for the six months ended June 30, 1998, but no customer represented more than 10% for the six months ended
June 30, 1999.

     Cost of materials as a percentage of revenues increased to 78.7% for the six months ended June 30, 1999 from 78.3% in 1998. The increase was primarily due to growth in the Company's Mexican In-Plant Store facilities, which have a higher percentage of material costs than stores operated in the United States. The increase was partially offset by lower material costs sold to United States In-Plant Store customers by leveraging the Company's expanding purchasing power.

     Operating wages and benefits expenses as a percentage of revenues decreased to 7.9% for the six months ended June 30, 1999 from 8.4% in 1998. This decrease is primarily a result of the percentage of revenues from more mature In-Plant Store facilities as compared to the percentage of revenues from new In-Plant Store facilities being greater for the six months ended June 30, 1999 than in 1998. As new In-Plant Store facilities are added, the operating wages and benefits expenses will continue to increase, however, these expenses as a percentage of revenues will vary depending upon the rate at which the Company adds new In-Plant Store facilities. During the start-up phase of new facilities, these expenses generally increase at a higher rate than revenues are recognized.

     Other operating expenses as a percentage of revenues decreased to 2.8% for the six months ended June 30, 1999 from 3.4% in 1998. The decrease reflects a smaller percentage of the Company's revenues generated from sales of data management services by its INTERMAT subsidiary for the 1999 period as compared to 1998. INTERMAT's results of operations have a much higher percentage of these expenses than In-Plant Store operations.

     Selling, general and administrative expenses as a percentage of revenues decreased to 10.3% for the six months ended June 30, 1999 from 11.2% in 1998. Increases in costs related to changes in the Company's employee benefits and implementation of In-Site-TM- (see Liquidity and Capital Resources) were more than offset as a percentage of revenues, as the Company leveraged the overall growth of the business. Recruiting costs were also higher in 1998, as the Company invested in management talent to meet the needs of its clients and the expansion of the In-Plant Store program.

     Interest expense, net was $271,000 for the six months ended June 30, 1999 compared to interest income, net of $455,000 for the six months ended June 30, 1998. In late 1998 the Company began borrowing against its credit facility as funds available to earn interest income were depleted. Funds were used to finance the working capital requirements of new In-Plant Store facilities and for capital expenditures.

     Growth in the Company's operations resulted in increased operating income of $360,000 for the six months ended June 30, 1999 compared to an operating loss of $(1,318,000) in 1998. After interest coverage, net income for the six months ended June 30, 1999 was $89,000, compared to a net loss of $(863,000) in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Effective as of May 8, 1998, the Company entered into the credit facility providing maximum borrowings of $50,000,000. As of June 30, 1999, there was $12,000,000 of borrowings outstanding under the credit facility bearing interest at a weighted average rate of 6.49%. Borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

     On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale consisted of $1,069,000 in cash. The sale agreement also provides for an earn-out (contingent payment), which could result in additional compensation to the Company.

     The net cash provided by operating activities was $932,000 for the six months ended June 30, 1999 compared to net cash used of $10,034,000 in 1998. The increase in cash provided by operations resulted primarily from the increase in net income and lower net working capital requirements in 1999 as compared to 1998, for the Company's In-Plant Store program. In 1998, the Company also used available funds to reduce accounts payable.

     The net cash used in investing activities was $4,306,000 for the six months ended June 30, 1999 compared to $2,807,000 in 1998. The increase reflects higher expenditures for computer systems and related equipment in 1999.

     The net cash provided by financing activities was $3,777,000 for the six months ended June 30, 1999 compared to net cash used of $112,000 in 1998. In 1999, cash was provided primarily from the Company's new credit facility. $819,000 of the cash was used to repurchase 375,500 shares of the Company's common stock at prevailing market prices under a common stock repurchase program initiated in 1998. The net cash used in 1998 included payment of a $500,000 note to an officer of the Company.

     The Company is in the process of implementing a resystemization of its operating and financial data processing systems, referred to as In-Site-TM-. During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Development of the operating systems was substantially completed in the second quarter of 1999. Communications installations, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced in the second quarter and is expected to be complete by the end of 1999. At June 30, 1999, the total additional capital spending necessary to complete this project was estimated to be approximately $1,000,000.

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

1. The Company's State of Readiness

         In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. This initiative is using Year 2000 compliant software. The system replacement project is currently on schedule. Financial systems were operational effective January 1, 1999. Development of the operating systems was substantially completed in the second quarter of 1999. Communications installations, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced during the second quarter and is expected to be complete by the end of 1999.

         In addition to the systems replacement project, the Company is in the process of evaluating Year 2000 compliance for its computer hardware, its non-technology systems and for major third parties with which the Company conducts business. Computer hardware testing was substantially complete as of September 30, 1998. The Company used the YMARK2000 test to assist in its evaluation. Hardware requiring replacement or upgrade is expected to be completed in a timeframe consistent with the deployment of the In-Site operating systems. The Company has no buildings or other fixed plant with embedded technology and is not highly dependent on its own non-technology systems. The Company commenced identification and testing in the third quarter of 1998 and substantially completed its evaluation and remediation, where necessary, by June 30, 1999. As of June 30, 1999, the Company had not found any major non-technology system under its control to be Year 2000 deficient and the Company does not believe that any of these systems create material risks for the Company.

         The Company's In-Plant Stores are located at its customers' industrial sites, the Company leases office space from third parties and the Company relies on its suppliers and its telecommunications links to conduct business. The Company contacted each of its customers and lessors to determine their Year 2000 readiness. The Company completed this process as of June 30, 1999 and found no significant Year 2000 issues. The Company surveyed its top 100 suppliers (covering in excess of 30% of the Company's 1998 purchases) in the fourth quarter of 1998 and believes they will be able to continue to supply the Company with MRO parts into the Year 2000. The Company conducted a survey of its remaining suppliers, with particular emphasis on existing "single source" suppliers. As of June 30, 1999, the Company was approximately 75% complete in evaluating the results of the survey and has found no significant Year 2000 issues. The Company has contacted its telecommunications providers and has been advised that their systems are Year 2000 compliant.

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

4. The Company's Contingency Plans

         The Company performed Year 2000 compliance testing on its existing In-Plant Store operating system and believes the system to be Year 2000 compliant. Therefore, the Company expects to be able to use this system in the event of a delay in the systems replacement project. The Company is in the process of identifying "single source" suppliers that may not be Year 2000 compliant and, where necessary, developing alternative supply sources and expects to have this plan completed by September 30, 1999. No manufacturer or supplier provides products that account for as much as 10% of the Company's revenues and the Company believes that it could quickly find alternative sources of supply. With customer agreement, increases in inventory may also be considered if no alternate source can be developed. The Company's telecommunications network combines the use of dedicated lines and a data exchange network provided by a national telecommunications company. In the event of a failure in a segment of its telecommunications network, the Company has the ability to transfer data using standard modem technology. The Company believes business interruptions resulting from failures of its customers' systems are beyond its control.

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

                                     PART II

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On June 4, 1999, the Company sold 80,000 shares of its Common Stock (the "Shares") to an officer of a subsidiary of the Company in accordance with a Stock Purchase Agreement dated March 22,
         1999. The purchase price for the shares was $2.22 per share which was the fair market value of the Common Stock on March 22, 1999. $106,560 of the purchase price was paid in cash, and the remainder of the purchase price was paid with a Secured Non-Recourse Promissory Note, bearing interest at the rate of 7% per annum, with recourse only to the Shares. The Shares were not registered under the Securities Act of 1933 (the "Securities Act"), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") was held on May 18, 1999. At the 1999 Annual Meeting, William R. Berkley, Andrew M. Bursky, Arnold W. Donald, Catherine B. James, Robert D. Neary, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and John M. Sergey were elected to the Company's Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualify. At the 1999 Annual Meeting, 24,628,942 shares were voted for Mr. Berkley and 604,183 votes were withheld, 25,185,983 shares were voted for Mr. Bursky and 47,142 votes were withheld, 24,628,993 shares were voted for Mr. Donald and 604,132 votes were withheld, 25,186,934 shares were voted for Ms. James and 46,191 votes were withheld, 25,186,934 shares were voted for Mr. Neary and 46,191 votes were withheld, 24,628,993 shares were voted for Mr. Nusbaum and 604,132 votes were withheld, 25,186,934 shares were voted for Mr. Polan and 46,191 votes were withheld, 25,186,934 shares were voted for Mr. Quain and 46,191 votes were withheld, 25,186,034 shares were voted for Mr. Sergey and 47,091 votes were withheld.

         At the 1999 Annual Meeting, holders of Common Stock were asked to
         (i) approve the Company's 1999 Incentive Stock Option Plan ("Proposal II"), and (ii) ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 ("Proposal III"). The following table sets forth the shares of Common Stock voted for, against, and abstaining with respect to Proposal II and Proposal III. There were no broker non-votes with respect to either Proposal II or Proposal III.

         Proposal              For             Against       Abstaining
         --------              ---             -------       ----------
         Proposal II        23,506,682        1,709,475        16,968
         Proposal III       24,786,680          444,379         2,066


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

10.1      Form of Strategic Distribution, Inc. 1999
          Incentive Stock Option Plan

27        Financial Data Schedule


(b).   Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Strategic Distribution, Inc.


Date: August 10, 1999                      By: /s/ John M. Sergey
                                              -------------------------
                                              John M. Sergey
                                              President and Chief
                                              Executive Officer


Date: August 10, 1999                      By: /s/ David L. Courtright
                                              ---------------------------
                                              David L. Courtright,
                                              Controller and
                                              Chief Accounting Officer

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

10.1    Form of Strategic Distribution, Inc. 1999
        Incentive Stock Option Plan

27      Financial Data Schedule