Form 10-Q
period 1999-09-30
STRATEGIC DISTRIBUTION INC
filed 1999-11-10
CIK 73822

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                      SEPTEMBER 30, 1999
                               ------------------------------------------------
                                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ----------------------------


Commission file number    0-5228
                       -------------------------

                          STRATEGIC DISTRIBUTION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                22-1849240
-------------------------                           --------------------------
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                         Identification No.)

3220 TILLMAN DRIVE, SUITE 200, BENSALEM, PA                    19020
-------------------------------------------         --------------------------
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

Number of Common Shares outstanding at November 5, 1999: 30,992,210

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
                         PART I - FINANCIAL INFORMATION
ITEM 1

               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                                         1
                     September 30, 1999 (unaudited)
                     and December 31, 1998

               -     Consolidated Statements of Operations                                 2
                     (unaudited) - Three Months and Nine
                     Months Ended September 30, 1999 and 1998

               -     Consolidated Statements of Cash Flows                                 3
                     (unaudited) - Nine Months Ended
                     September 30, 1999 and 1998

               -     Notes to Consolidated Financial Statements                            4
                     (unaudited)

ITEM 2

               Management's Discussion and Analysis of Financial                           6
               Condition and Results of Operations

ITEM 3

               Quantitative and Qualitative Disclosures About
               Market Risk                                                                13

                           PART II - OTHER INFORMATION

ITEM 6

               Exhibits and Reports on Form 8-K                                           14

               Signatures                                                                 15


                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)


                                                                            September 30,         December 31,
                                                                                 1999                 1998
                                                                         --------------------- --------------------
                                                                             (unaudited)
                                ASSETS
---------------------------------------------------------------------
 Current assets:
   Cash and cash equivalents                                                       $    1,147           $    1,322
   Accounts receivable, net                                                            52,806               41,819
   Current portion of notes receivable                                                      -                  361
   Inventories                                                                         40,941               31,060
   Prepaid expenses and other current assets                                              844                  401
   Deferred income taxes                                                                1,165                1,165
                                                                         --------------------- --------------------
        Total current assets                                                           96,903               76,128

 Notes receivable                                                                       2,050                2,486
 Property and equipment, net                                                           16,860               12,854
 Intangible assets, net                                                                 6,492                7,279
 Other assets                                                                             814                  697
                                                                         --------------------- --------------------
        Total assets                                                              $   123,119           $   99,444
                                                                         ===================== ====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------
 Current liabilities:
   Accounts payable and accrued expenses                                           $   41,190           $   27,966
   Current portion of long-term debt                                                       22                   20
                                                                         --------------------- --------------------
        Total current liabilities                                                      41,212               27,986

 Long-term debt                                                                        20,032                7,548
 Subordinated debt to related party                                                     1,400                1,400
 Net liabilities of discontinued operations                                             1,336                  797
 Deferred income taxes                                                                    125                  125
                                                                         --------------------- --------------------
        Total liabilities                                                              64,105               37,856
                                                                         --------------------- --------------------
 Stockholders' equity:
   Preferred stock, par value $.10 per share.
     Authorized:  500,000 shares; issued and outstanding:  none                             -                    -
   Common stock, par value $.10 per share.
      Authorized:  50,000,000 shares; issued and
      outstanding: 31,380,210 and 31,294,285 shares                                     3,138                3,129
   Additional paid-in capital                                                          94,430               94,255
   Accumulated deficit                                                                (36,311)             (34,443)
   Notes receivable from related parties                                               (1,374)              (1,303)
   Treasury stock, at cost (388,000 and 12,500 shares)                                   (869)                 (50)
                                                                         --------------------- --------------------
        Total stockholders' equity                                                     59,014               61,588
                                                                         --------------------- --------------------
        Total liabilities and stockholders' equity                                $   123,119           $   99,444
                                                                         ===================== ====================









          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)

                        (in thousands, except share data)



                                                  Three months ended September 30,               Nine months ended September 30,
                                                  --------------------------------             ---------------------------------
                                                       1999               1998                   1999                    1998
                                                  -------------        -----------             ---------              ---------
 Revenues                                          $    74,353        $    57,389           $   212,628             $   160,251
 Cost and expenses:
   Cost of materials                                    59,059             44,204               167,868                 124,693
   Operating wages and benefits                          6,007              4,859                16,989                  13,487
   Other operating expenses                              2,634              1,849                 6,550                   5,395
   Selling, general and administrative
    expenses                                             8,317              6,243                22,525                  17,760
                                                   -----------        -----------            ----------              ----------
 Total costs and expenses                               76,017             57,155               213,932                 161,335
                                                   -----------        -----------            ----------              ----------
           Operating income (loss)                      (1,664)               234                (1,304)                 (1,084)
 Interest income (expense):
   Interest expense                                       (372)               (33)                 (792)                    (99)
   Interest income                                          79                129                   228                     649
                                                   -----------        -----------            ----------              ----------
 Interest income (expense), net                           (293)                96                  (564)                    550
                                                   -----------        -----------            ----------              ----------
           Income (loss) before income taxes            (1,957)               330                (1,868)                   (534)
 Income tax expense                                          -                  -                      -                       -
                                                   -----------        -----------            ----------              ----------
           Net income (loss)                       $    (1,957)       $       330            $   (1,868)             $     (534)
                                                   ===========        ===========            ==========              ===========
 Net income (loss) per common share - basic
  and diluted                                      $     (0.06)       $      0.01           $     (0.06)             $    (0.02)
                                                   ===========        ===========            ==========              ===========
 Weighted average number of shares of
  common stock outstanding:
             Basic                                  30,989,441         31,283,891            31,079,290              31,214,224
                                                   ===========        ===========            ==========              ===========
             Diluted                                30,989,441         31,425,868            31,079,290              31,214,224
                                                   ===========        ===========            ==========              ===========





          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)


                                                                              Nine months ended September 30,
                                                                        -----------------------------------------
                                                                              1999                   1998
                                                                        ------------------    -------------------
 Cash flows from operating activities:
   Net loss                                                                $ (1,868)               $   (534)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                           2,797                   1,972
   Changes in operating assets and liabilities:
      Short-term investments                                                   --                     2,997
      Accounts receivable                                                   (10,987)                 (7,844)
      Inventories                                                            (9,881)                 (5,072)
      Prepaid expenses and other current assets                                (443)                   (300)
      Accounts payable and accrued expenses                                  13,224                  (1,052)
      Other, net                                                                516                    (449)
                                                                           --------                --------
     Net cash used in continuing operations                                  (6,642)                (10,282)
     Increase in net liabilities of discontinued operations                     201                     526
                                                                           --------                --------
         Net cash used in operating activities                               (6,441)                 (9,756)
                                                                           --------                --------
Cash flows from investing activities:
     Proceeds from sale of discontinued operations                              338                   1,010
     Additions of property and equipment                                     (5,852)                 (5,238)
                                                                           --------                --------
         Net cash used in investing activities                               (5,514)                 (4,228)
                                                                           --------                --------
Cash flows from financing activities:
     Sale (repurchase) of common stock, net                                    (706)                    430
     Proceeds from notes payable                                             12,500                    --
     Repayment of long-term obligations                                         (14)                   (515)
                                                                           --------                --------
         Net cash provided by (used in) financing activities                 11,780                     (85)
                                                                           --------                --------
         Decrease in cash and cash equivalents                                 (175)                (14,069)
Cash and cash equivalents, beginning of the period                            1,322                  15,941
                                                                           --------                --------
Cash and cash equivalents, end of the period                               $  1,147                $  1,872
                                                                           ========                ========
Supplemental cash flow information:
         Taxes paid                                                        $    142                $     47
                                                                           ========                ========
         Interest paid                                                     $    557                $     67
                                                                           ========                ========








          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 1999 and 1998 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

2. On November 11, 1996, the Company announced its intention to sell its Strategic Supply, Inc. subsidiary ("SSI") (which was sold in 1997) and its American Technical Services Group, Inc. subsidiary ("ATSG") in order to focus more directly on the development of the Company's In-Plant Store-Registered Trademark- business. The Company has reflected SSI and ATSG as discontinued operations in the accompanying financial statements. On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale consisted of $1,363,000 in cash, including $294,000 received in September 1999, in connection with an earn-out.

3. Effective May 8, 1998, the Company entered into a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Borrowings bear interest at the bank's reference rate (8.25% as of September 30, 1999) and/or a Eurodollar rate, with a commitment fee during the term of the agreement which ranges from 0.125% to 0.25% per annum on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of September 30, 1999, there was $20,000,000 of borrowings outstanding under the credit facility at a weighted average interest rate of 6.84%.

4. For the three months ended September 30, 1998, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 141,977 shares under the treasury stock method. Options to purchase approximately 2,900,000 shares at prices ranging from $3.45 to $8.00 per share were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on September 30, 1998. Net loss per common share
- basic and diluted are equal for the three months ended September 30, 1999 and the nine months ended September 30, 1999 and 1998, because the effect of the assumed issuance of common shares is antidilutive. As of September 30, 1999 and 1998, there were stock options outstanding for approximately 4,037,000 and 3,083,000 common shares.

5. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers. The Company provides inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the three months ended September 30, 1999 and 1998, revenues from data management services to customers other than In-Plant Store customers amounted to $1,527,000 and $2,418,000. During the nine months ended September 30, 1999 and 1998, revenues from data management services to customers other than In-Plant Store customers amounted to $5,304,000 and $6,290,000.

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

The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store-Registered Trademark- program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through its wholly-owned subsidiaries, Industrial Systems Associates, Inc.-Registered Trademark- ("ISA-Registered Trademark-") and INTERMAT, Inc. ("INTERMAT-Registered Trademark-"). At September 30, 1999, the Company had 164 In-Plant Store facilities.

         In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. This project is referred to as In-Site-TM-. During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Development of the operating systems was substantially completed in the second quarter of 1999. Communications installations, establishment of a dedicated telecommunications network with its data processing center, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced in the second quarter. During the third quarter of 1999, the Company experienced unanticipated difficulties with data conversion from existing systems and in the flow and integration of information into the financial systems. This resulted in increased overtime, temporary labor, travel and outside consultant expenses. The Company also extended the deployment schedule into 2000 in order to allow sufficient time and resources to successfully complete the project. As of September 30, 1999, the In-Site operating system deployment was approximately 30% complete and is expected to be fully deployed by June 30, 2000.

RESULTS OF OPERATIONS

         The following table of revenues and percentages sets forth selected items of the results of operations.



                                                               Three Months Ended                   Nine Months Ended
                                                                 September 30,                         September 30,
                                                             ------------------------            -----------------------
                                                             1999                1998            1999              1998
                                                             ----                ----            ----              ----
                                                                               (dollars in thousands)
    Revenues                                               $74,353             $57,389          $212,628         $160,251
                                                             100.0%              100.0%            100.0%           100.0%
    Cost of materials                                         79.4                77.0              79.0             77.8
    Operating wages and benefits                               8.1                 8.5               8.0              8.4
    Other operating expenses                                   3.5                 3.2               3.1              3.4
    Selling, general and administrative
      expenses                                                11.2                10.9              10.6             11.1
    Operating income (loss)                                   (2.2)                0.4              (0.7)            (0.7)
    Interest income (expense), net                            (0.3)                0.1              (0.3)             0.3
    Net income (loss)                                         (2.5)                0.5              (1.0)            (0.4)




THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues for the three months ended September 30, 1999 increased 29.6% to $74,353,000 from $57,389,000 for the three months ended September 30, 1998. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters in the United States and Mexico. In-Plant Store facilities operated in Mexico increased to approximately 6% of revenues for the three months ended September 30, 1999 from approximately 1% for the three months ended September 30, 1998. The growth in the In-Plant Store business more than offset a decline in revenues from data management services to customers other than In-Plant Store customers. The number of In-Plant Store facilities increased from 131 at September 30, 1998 to 164 at September 30, 1999.

         Cost of materials as a percentage of revenues increased to 79.4% for the three months ended September 30, 1999 from 77.0% in 1998. The increase was primarily due to growth in the Company's Mexican In-Plant Store facilities, which have a higher percentage of material costs than stores operated in the United States, and the decline in data management service revenues. Direct material costs associated with data management services are insignificant, so the consolidated percentage may vary depending on the revenue mix. Cost of materials as a percentage of revenues for the United States In-Plant Store operations for the three months ended September 30, 1999 was comparable to 1998.

         Operating wages and benefits expenses as a percentage of revenues decreased to 8.1% for the three months ended September 30, 1999 from 8.5% in 1998. The decrease reflects utilization of improved software technology at INTERMAT to increase productivity and growth in the Mexican In-Plant Store business, which has lower wages as a percentage of revenues than the United States business. These factors offset increased expenses at ISA from changes in employee benefits and overtime related to the implementation of In-Site.

         Other operating expenses as a percentage of revenues increased to 3.5% for the three months ended September 30, 1999 from 3.2% in 1998. The increase reflects higher costs for the In-Site telecommunications network and higher temporary labor costs in connection with the implementation of In-Site.

         Selling, general and administrative expenses as a percentage of revenues increased to 11.2% for the three months ended September 30, 1999 from 10.9% in 1998. The Company experienced increased costs as a percentage of revenues primarily as a result of In-Site infrastructure costs, temporary labor and travel in connection with the implementation of In-Site, changes in the Company's employee benefits and new marketing initiatives.

         Interest expense, net was $293,000 for the three months ended September 30, 1999 compared to interest income, net of $96,000 for the three months ended September 30, 1998. In late 1998, the Company began borrowing against its credit facility as funds available to earn interest income were depleted. Funds were used to finance the working capital requirements of new In-Plant Store facilities and for capital expenditures.

         Profitability from growth in the Company's operations was negatively impacted by difficulties experienced in the In-Site implementation and the decline in higher margin data management services. This resulted in an operating loss of $1,664,000 for the three months ended September 30, 1999 compared to operating income of $234,000 in 1998. After interest coverage, net loss for the three months ended September 30, 1999 was $1,957,000, compared to net income of $330,000 in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues for the nine months ended September 30, 1999 increased 32.7% to $212,628,000 from $160,251,000 for the nine months ended September 30, 1998. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters in the United States and Mexico. In-Plant Store facilities operated in Mexico increased to approximately 5% of revenues for the nine months ended September 30, 1999 from less than 1% for the nine months ended September 30, 1998. The growth in the In-Plant Store business more than offset a decline in revenues from data management services to customers other than In-Plant Store customers. The number of In-Plant Store facilities increased from 131 at September 30, 1998 to 164 at September 30, 1999.

         Cost of materials as a percentage of revenues increased to 79.0% for the nine months ended September 30, 1999 from 77.8% in 1998. The increase was primarily due to growth in the Company's Mexican In-Plant Store facilities, which have a higher percentage of material costs than stores operated in the United States, and the decline in data management service revenues. Direct material costs associated with data management services are insignificant, so the consolidated percentage may vary depending on the revenue mix. The increase was partially offset by lower material costs sold to United States In-Plant Store customers achieved by leveraging the Company's expanding purchasing power.

         Operating wages and benefits expenses as a percentage of revenues decreased to 8.0% for the nine months ended September 30, 1999 from 8.4% in 1998. The decrease reflects growth in the Mexican In-Plant Store business, which has lower wages as a percentage of revenues than the United States business. Also contributing was lower direct wages as a percentage of revenues at ISA, partially offset by higher costs from changes in employee benefits and overtime related to the implementation of In-Site. ISA's lower percentage reflects its revenue mix, as wages at more mature In-Plant Store facilities are generally lower as a percentage of revenues than stores in the start-up phase.

         Other operating expenses as a percentage of revenues decreased to 3.1% for the nine months ended September 30, 1999 from 3.4% in 1998. The decrease reflects a smaller percentage of the Company's revenues generated from sales of data management services by its INTERMAT subsidiary for the 1999 period as compared to 1998. INTERMAT's results of operations have a much higher percentage of these expenses than In-Plant Store operations. This decrease offset increased expenses at ISA from changes in employee benefits and overtime related to the implementation of In-Site.

         Selling, general and administrative expenses as a percentage of revenues decreased to 10.6% for the nine months ended September 30, 1999 from 11.1% in 1998. The decrease was primarily due to growth in the Company's Mexican business, which has a lower percentage of these costs than the United States business, and the decline in data management service revenues at INTERMAT, which has a higher percentage of these costs than the United States business. ISA's selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 1999 were comparable to 1998, despite growth in the business, and reflected higher costs for In-Site infrastructure, temporary labor and travel in connection with the implementation of In-Site, changes in the Company's employee benefits and new marketing initiatives.

         Interest expense, net was $564,000 for the nine months ended September 30, 1999 compared to interest income, net of $550,000 for the nine months ended September 30, 1998. In late 1998 the Company began borrowing against its credit facility as funds available to earn interest income were depleted. Funds were used to finance the working capital requirements of new In-Plant Store facilities and for capital expenditures.

         Growth in the Company's operations was negatively impacted by difficulties experienced in the In-Site implementation and the decline in higher margin data management services. This resulted in an operating loss of $1,304,000 for the nine months ended September 30, 1999 compared to an operating loss of $1,084,000 in 1998. After interest coverage, net loss for the nine months ended September 30, 1999 was $1,868,000, compared to net loss of $534,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Effective May 8, 1998, the Company entered into the credit facility providing maximum borrowings of $50,000,000. As of September 30, 1999, there was $20,000,000 of borrowings outstanding under the credit facility bearing interest at a weighted average rate of 6.84%. Borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

       On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG. Consideration for the sale consisted of $1,363,000 in cash, including $294,000 received in September 1999, in connection with an earn-out.

         The net cash used in operating activities was $6,441,000 for the nine months ended September 30, 1999 compared to net cash used of $9,756,000 in 1998. The decrease in cash used in operations resulted primarily from a lower increase in net working capital requirements in 1999 as compared to 1998, for the Company's In-Plant Store program. In 1998, the Company also used available funds to reduce accounts payable.

         The net cash used in investing activities was $5,514,000 for the nine months ended September 30, 1999 compared to $4,228,000 in 1998. The increase reflects higher expenditures for computer systems and related equipment in 1999. At September 30, 1999, the total additional capital spending necessary to complete the In-Site project was estimated to be approximately $1,000,000. Also, a significant portion of the proceeds from the sale of ATSG was received during the nine months ended September 30, 1998.

         The net cash provided by financing activities was $11,780,000 for the nine months ended September 30, 1999 compared to net cash used of $85,000 in 1998. In 1999, cash was provided primarily from the Company's credit facility. $819,000 of the cash was used to repurchase 375,500 shares of the Company's common stock at prevailing market prices under a common stock repurchase program initiated in 1998. The net cash used in 1998 included payment of a $500,000 note to an officer of the Company.

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

1.       The Company's State of Readiness

         In late 1997, the Company began a planned project (In-Site-TM-) to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. This initiative is using Year 2000 compliant software.
Financial systems were operational effective January 1, 1999. Development of the operating systems was substantially completed in the second quarter of 1999. Communications installations, establishment of a dedicated telecommunications network with its data processing center, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced during the second quarter and is expected to be complete by June 30, 2000. The Company extended the deployment schedule into 2000 in order to allow sufficient time and resources to successfully complete the project. The Company performed Year 2000 compliance testing on its existing In-Plant Store operating system and believes the system to be Year 2000 compliant. Therefore, the Company expects to be able to use this system for In-Plant store sites not converted to In-Site in 1999.

         In addition to the systems replacement project, the Company is in the process of evaluating Year 2000 compliance for its computer hardware, its non-technology systems and for major third parties with which the Company conducts business. Computer hardware testing was substantially complete as of September 30, 1998. The Company used the YMARK2000 test to assist in its evaluation. As of September 30, 1999, hardware requiring replacement or upgrade was not significant and will be completed during the fourth quarter of 1999. The Company has no buildings or other fixed plant with embedded technology and is not highly dependent on its own non-technology systems. The Company commenced identification and testing in the third quarter of 1998 and substantially completed its evaluation and remediation, where necessary, as of June 30, 1999. As of September 30, 1999, the Company had not found any major non-technology system under its control to be Year 2000 deficient and the Company does not believe that any of these systems create material risks for the Company.

         The Company's In-Plant Store facilities are located at its customers' industrial sites, the Company leases office space from third parties and the Company relies on its suppliers and its telecommunications links to conduct business. The Company contacted each of its customers and lessors to determine their Year 2000 readiness. The Company completed this process as of June 30, 1999 and found no significant Year 2000 issues. The Company surveyed its top 100 suppliers (covering in excess of 30% of the Company's 1998 purchases) in the fourth quarter of 1998 and believes they will be able to continue to supply the Company with MRO parts into the Year 2000. The Company conducted a survey of its remaining suppliers, with particular emphasis on existing "single source" suppliers. As of September 30, 1999, the Company was substantially complete in evaluating the results of the survey and has found no significant Year 2000 issues. The Company has contacted its telecommunications providers and has been advised that their systems are Year 2000 compliant.

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

4.       The Company's Contingency Plans

         The Company performed Year 2000 compliance testing on its existing In-Plant Store operating system and believes the system to be Year 2000 compliant. Therefore, the Company expects to be able to use this system for stores not converted in 1999. The Company has substantially completed the process of identifying "single source" suppliers that may not be Year 2000 compliant and, where necessary, developing alternative supply sources as of September 30, 1999. No manufacturer or supplier provides products that account for as much as 10% of the Company's revenues and the Company believes that it could quickly find alternative sources of supply. With customer agreement, increases in inventory may also be considered if no alternate source can be developed. The Company's telecommunications network combines the use of dedicated lines and a data exchange network provided by a national telecommunications company. In the event of a failure in a segment of its telecommunications network, the Company has the ability to transfer data using standard modem technology. The Company believes business interruptions resulting from failures of its customers' systems are beyond its control.

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

27             Financial Data Schedule

(b).   Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Strategic Distribution, Inc.

Date: November 9, 1999                     By: /S/ JOHN M. SERGEY
                                              -------------------------
                                              John M. Sergey
                                              President and Chief
                                              Executive Officer

Date: November 9, 1999                     By: /S/ DAVID L. COURTRIGHT
                                              ---------------------------
                                              David L. Courtright,
                                              Controller and
                                              Chief Accounting Officer

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

27             Financial Data Schedule