Form 10-K
period 1999-12-31
STRATEGIC DISTRIBUTION INC
filed 2000-03-29
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]   Annual Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required] For the
      fiscal year ended December 31, 1999
                           or
[ ]   Transition Report Pursuant to
      Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No Fee Required]
               For the transition period from
                                             --------------
Commission file Number  0-5228
                       -----------------------------------
                STRATEGIC DISTRIBUTION, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          DELAWARE                          22-1849240
---------------------------------   ---------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

3220 TILLMAN DRIVE, SUITE 200, BENSALEM, PA    19020
-------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (215) 633-1900
                                                   ----------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
   Title of each class                                 which registered
          NONE                                              NONE
--------------------------                       ----------------------------

           Securities registered pursuant to Section 12(g)of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                 ----------------------------------------------
                                (Title of class)

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

               YES   X              NO
                   -----               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on March 20, 2000 was approximately $41,900,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

     As of March 20, 2000, the Registrant had outstanding 30,992,210 shares of Common Stock, which is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

     On March 2, 2000, the Company completed the sale of INTERMAT to Project Software & Development, Inc. ("PSDI") for $55,000,000 in cash. The Company realized a net gain of approximately $27,000,000 on the transaction. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use both current and future INTERMAT technology in the In-Plant Store operation.

          (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

     The In-Plant Store program is a comprehensive outsourcing service through which the Company manages all aspects of MRO supply procurement and handling at a customer's industrial site. Prior to the implementation of the In-Plant Store program, the industrial site would typically obtain MRO supplies from as many as 500 traditional industrial distributors. Through the In-Plant Store program, the Company becomes responsible for servicing all of its customers' MRO supply needs by establishing a dedicated, fully integrated store within the customer's plant. The customer, in turn, generally purchases all of its MRO supplies through the In-Plant Store program. The Company operates the In-Plant Store program with its own trained industrial procurement professionals, installs proprietary software designed specifically for industrial procurement and identifies appropriate inventory levels based on the supply needs of each site. Upon implementation of the In-Plant Store program, the Company purchases, receives, inventories and issues MRO supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional MRO supply. In addition, with the In-Plant Store program, the customer generally consumes MRO supplies before paying for them, as opposed to traditional MRO supply that often requires the customer to invest in substantial MRO supply inventories.

     The Company believes that increased recognition of the inefficiencies associated with the traditional MRO supply distribution process has rapidly increased the demand for the Company's In-Plant Store program in recent years. From January 1, 1999 to December 31, 1999, the number of In-Plant Store sites operated by the Company increased from 134 to 170.

DATA MANAGEMENT SERVICES

     The Company provides data management services and develops and supplies software for MRO inventory data management using INTERMAT(R) technology. The Company provides data management services to its In-Plant Store customers and other customers, located primarily in North America, as well as the Middle East, the United Kingdom, South and Central America and South Africa.

STANDARD MODIFIER DICTIONARY(R)

     INTERMAT's Standard Modifier Dictionary is an electronic dictionary with over 2,000 formats for building standardized descriptions of MRO items. INTERMAT has used these formats to describe over 6.0 million MRO items for its users, enabling them to describe and maintain their MRO inventories in an organized and consistent fashion. Users of the INTERMAT technology have typically found that this systemization process identifies significant redundancies in their MRO inventory. For example, the same MRO item may be used in several different departments at a manufacturing site; each department describes the part differently and, therefore, the different departments do not realize that they are using the same part. Once all MRO parts are systematically described and redundancies are identified, the user is able to consolidate and reduce inventories, thereby reducing its capital investment. The user can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases.

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

STRUXURE-TM- MATERIALS DATA MANAGEMENT SOFTWARE

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

CUSTOMERS

     At December 31, 1999, the Company operated 170 In-Plant Store facilities for 63 individual customers. During the year ended December 31, 1999, three In-Plant Store customers comprised approximately 21% of the Company's revenues, although no customer exceeded 10%. The Company provides its data management services to its In-Plant Store customers, as well as other customers in the United States and abroad. During the year ended December 31, 1999, 6.4% of the Company's revenues were from customers in foreign countries, primarily Mexico.

PRODUCTS

     The Company, through the In-Plant Store program, provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:

-  Abrasives                                           -   Hoses, pipe fittings and valves
-  Adhesives                                           -   HVAC and plumbing equipment
-  Coatings, lubricants and                            -   Janitorial supplies
   compounds                                           -   Material handling products
-  Cutting, hand, pneumatic and                        -   Measuring instruments
   power tools                                         -   Power transmission equipment
-  Electrical supplies                                 -   Replacement parts
-  Fasteners                                           -   Respiratory products
-  Fire protection equipment and clothing              -   Safety products
                                                       -   Welding materials

     Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 1999.

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

COMPETITION

     The Company's business is highly competitive. The Company competes with a wide variety of traditional MRO supply distributors. Most of such distributors are small enterprises selling to customers in a limited geographic area. The Company also competes with several integrated supply consortiums, direct mail suppliers, internet suppliers and large warehouse stores, some of which have significantly greater financial resources than the Company. The primary areas of competition include price, breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service and repair capability. The Company believes that its ability to compete effectively is dependent upon its ability to deliver value-added procurement solutions to its customers through its In-Plant Store program, to respond to the needs of its customers through quality service and to be price-competitive. The Company believes that certain of its competitors have developed and implemented programs which offer services similar to, and which compete with, the Company's In-Plant Store program.

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

     The Company's data management services are built upon proprietary computer software developed by INTERMAT. On March 2, 2000, the Company completed the sale of INTERMAT to PSDI. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use both current and future INTERMAT technology in the In-Plant Store operation.

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

EMPLOYEES

     As of December 31, 1999, the Company had approximately 1,210 employees, of whom approximately 260 were employed in selling and administrative capacities and approximately 950 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

INSURANCE

     The Company maintains liability and other insurance that it believes to be customary and generally consistent with industry practice. The Company is also named as an additional insured under the products liability policies of certain of its suppliers and, with respect to In-Plant Store facilities, so names certain of its customers. The Company believes that such insurance is adequate to cover potential claims relating to its existing business activities.

DISCONTINUED OPERATIONS

     On November 11, 1996, the Company announced its intention to sell its SSI and ATSG subsidiaries in order to focus more directly on the development of the Company's In-Plant Store business. The results of operations of SSI and ATSG have, therefore, been presented in the Company's consolidated financial statements for each of the years in the three-year period ended December 31, 1999, to conform with discontinued operations treatment ("Discontinued Operations"). See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements", Footnote No. 9.

     On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company. The Company has received no payments under the earn-out, which covers periods ending May 30, 2002. Under terms of the sale agreement, the Company expects to be required to repurchase certain SSI inventory that remains unsold as of June 2, 2000.

     On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale consisted of $1,363,000 in cash, including $294,000 received in September 1999 in connection with an earn-out calculation.

ITEM 2.  PROPERTIES

     The Company leases its corporate headquarters located in Bensalem, Pennsylvania, as well as additional office space in Feasterville, Pennsylvania; Houston, Texas; El Paso, Texas; and several small warehouses and offices located at or near In-Plant Store sites. The Company does not own or lease the space for its other In-Plant Store facilities. The Company has the right to renew some of these leases. The Company believes that the properties which are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew the lease on any of these facilities, it could find other suitable facilities with no adverse effect on the Company's business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such proceedings are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". As of March 20, 2000, there were approximately 1,500 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated.


        QUARTER ENDED                 HIGH SALES PRICE     LOW SALES PRICE

        March 31, 1998............          7                   4 1/8
        June 30, 1998.............          7 1/2               4 7/8
        September 30, 1998........          5 5/8               3
        December 31, 1998.........          3 3/4               1 13/16

        March 31, 1999............          2 7/8               1 3/4
        June 30, 1999.............          2 7/8               1 7/8
        September 30, 1999........          3 1/4               1 15/16
        December 31, 1999.........          3 1/4               1 1/8


     The Company has paid no cash dividends on the Common Stock for the years ended December 31, 1998 and 1999 and does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6.        SELECTED FINANCIAL DATA

               (dollars in thousands, except for share data)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                               1995            1996         1997(a)        1998(b)         1999(c)
Statement of Operations Data:
  Revenues                             $     52,915    $     92,423    $    170,780    $    219,348    $    292,656
  Operating income (loss)                       313          (3,956)        (12,613)         (1,522)         (3,598)
  Income (loss) before
   income taxes                                 338          (2,589)        (11,306)           (937)         (4,714)
  Income tax (expense)
   benefit                                     (149)           --              --              --             8,641
  Income (loss) from
   continuing operations                        189          (2,589)        (11,306)           (937)          3,927
  Income (loss) from
   discontinued
   operations, net of tax                       815          (6,519)         (4,500)           --              --
  Net income (loss)                           1,004          (9,108)        (15,806)           (937)          3,927

Per Share Data - Basic:
  Income (loss) from
   continuing operations               $       0.01    $      (0.10)   $      (0.37)   $      (0.03)   $       0.13
  Income (loss) from
   discontinued operations                     0.04           (0.24)          (0.15)           --              --
  Net income (loss)                            0.05           (0.34)          (0.52)          (0.03)           0.13

Weighted Average Number of Shares of
Common Stock Outstanding                 21,689,653      26,449,079      30,534,635      31,234,202      31,057,342

Other Data:
  Number of In-Plant Store
   facilities(d)                                 31              72             101             134             170

                                                                          DECEMBER 31,
                                              ---------------------------------------------------------------------
                                              1995           1996             1997            1998            1999
                                              ----           ----             ----            ----            ----
Balance Sheet Data:
  Working capital                          $ 12,252        $ 53,447        $ 46,076        $ 48,142        $ 70,000
  Total assets                               40,014          92,382          90,682          99,444         138,525
  Long-term debt                              5,054             587           1,469           8,948          29,926
  Stockholders' equity                       27,391          73,954          62,094          61,588          65,563


(a) Loss from continuing operations includes a non-cash charge of $8,000,000 as a result of the write-off of acquired in-process research and development.

(b) Loss from continuing operations includes a charge of $1,000,000 related to the bankruptcy of one In-Plant Store customer.

(c) An income tax benefit of $8,641,000 was recorded related primarily to the Company's recognition of net operating loss carryforwards.

(d)  As of the end of the year.

     The Company has paid no cash dividends on the Common Stock for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. On December 6, 1995, the
Company declared a three percent stock dividend to the holders of record on December 18, 1995. The payment date was December 29, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Item 7 constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to manage growth, termination of contracts by the Company's customers, competition in the Company's business, the Company's dependence on key personnel and the effects of recession on the Company and its customers. In the event of an economic downturn, the Company could experience reduced volume of business from its existing customers, as well as lost volume due to plant shutdowns or consolidations by the Company's customers.

BACKGROUND

     The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through a wholly-owned subsidiary, Industrial Systems Associates, Inc.
("ISA"). At December 31, 1999, the Company had 170 In-Plant Store facilities.

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

     On January 28, 1997, the Company acquired all of the outstanding capital stock of INTERMAT International Materials Management Engineers, Inc. and subsequently changed its name to INTERMAT, Inc. ("INTERMAT"). INTERMAT(R) provides data management services and develops and supplies software for MRO inventory cataloging. The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock with a fair market value of $2,406,000. In connection with the acquisition, the Company recorded a charge of approximately $8,000,000 in the first quarter of 1997, as a result of the write-off of in-process research and development.

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

     On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale consisted of $1,363,000 in cash, including $294,000 received in September 1999 in connection with an earn-out calculation. In 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which included estimated losses of ATSG through the date of sale and the write-off of certain intangible assets in connection with the sale.

     On March 2, 2000, the Company completed the sale of INTERMAT to Project Software & Development, Inc. for $55,000,000 in cash. The Company realized a net gain of approximately $27,000,000 on the transaction. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use both current and future INTERMAT technology in the In-Plant Store operation. A portion of the net proceeds from the INTERMAT sale transaction was used to repay all outstanding bank borrowings. The balance of the net proceeds is available to pay federal and state taxes in connection with the sale and to fund the anticipated expansion of the In-Plant Store program.

SYSTEMS IMPLEMENTATION

     In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. This project is referred to as In-Site(TM). During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Communications installations, establishment of a dedicated telecommunications network with its data processing center, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced in the second quarter. During the second half of 1999, the Company experienced unanticipated difficulties with data conversion from existing systems and in the flow and integration of information into the financial systems. This resulted in increased overtime, temporary labor, travel and outside consultant expenses. The Company also extended the deployment schedule into 2000 in order to allow sufficient time and resources to successfully complete the project. As of December 31, 1999, the In-Site operating system deployment was approximately 45% complete and is expected to be fully deployed by the third quarter of 2000.

RESULTS OF OPERATIONS

     The following table of revenues and percentages sets forth selected items of the results of operations.


                                              YEARS ENDED DECEMBER 31,
                                            ---------------------------
                                            1997       1998        1999
                                            ----       ----        ----
                                               (dollars in thousands)

Revenues                                 $170,780    $219,348    $292,656
                                         =========   =========   =========
                                           100.0%      100.0%      100.0%
Cost of materials                           78.5        77.5        79.1
Operating wages and benefits                 8.9         8.5         8.2
Other operating expenses                     3.9         3.3         3.1
Selling, general and administrative
  expenses                                  11.4        11.4        10.8
Acquired in-process research and
  development                                4.7          --          --
Operating loss                              (7.4)       (0.7)       (1.2)
Interest income (expense), net               0.8         0.3        (0.4)
Loss from continuing
  operations before taxes                   (6.6)       (0.4)       (1.6)
Income tax benefit                            --          --         2.9
Income (loss) from continuing
  operations                                (6.6)       (0.4)        1.3
Loss on sale of discontinued
  operations                                (2.7)         --          --
Net income (loss)                           (9.3)       (0.4)        1.3



YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues for the year ended December 31, 1999 increased 33.4% to $292,656,000 from $219,348,000 in 1998. This growth resulted primarily from the implementation of new In-Plant Store facilities and growth of existing In-Plant Store facilities. The number of In-Plant Store facilities increased from 134 at December 31, 1998 to 170 at December 31, 1999.

     Cost of materials as a percentage of revenues increased to 79.1% for the year ended December 31, 1999, as compared to 77.5% in 1998. The increase was primarily due to growth in the Company's Mexican In-Plant Store facilities, which had a higher percentage of material costs than stores operated in the United States, and the decline in data management service revenues. Direct material costs associated with data management services are insignificant, so the consolidated percentage may vary depending on the revenue mix. Cost of materials as a percentage of revenues for the United States In-Plant Store operations for the year ended December 31, 1999 was comparable to 1998.

     Operating wages and benefits as a percentage of revenues decreased to 8.2% for the year ended December 31, 1999 from 8.5% in 1998. The decrease reflects growth in the Mexican In-Plant Store business, which has lower wages as a percentage of revenues than the United States business and the decline in data management service revenues. Operating wages and benefits associated with data management services are higher as a percentage of revenues than In-Plant Store operations. These factors offset increased expenses from changes in employee benefits and overtime related to the implementation of In-Site.

     Other operating expenses as a percentage of revenues decreased to 3.1% for the year ended December 31, 1999 from 3.3% in 1998. The decrease reflects a smaller percentage of the Company's revenues generated from sales of data management services by its INTERMAT subsidiary for 1999 as compared to 1998. INTERMAT's results of operations have a much higher percentage of these expenses than In-Plant Store operations. This decrease offset increased expenses from higher costs for the In-Site telecommunications network and higher temporary labor costs in connection with the implementation of In-Site.

     Selling, general and administrative expenses as a percentage of revenues decreased to 10.8% for the year ended December 31, 1999 from 11.4% in 1998. The decrease was primarily due to growth in the Company's Mexican business, which has a lower percentage of these costs than the United States business, and the decline in data management service revenues at INTERMAT, which has a higher percentage of these costs than the United States business. ISA's selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 1999 were comparable to 1998, despite growth in the business, and reflected higher costs for In-Site infrastructure, temporary labor and travel in connection with the implementation of In-Site, changes in the Company's employee benefits and new marketing initiatives.

     Interest expense, net was $1,116,000 for the year ended December 31, 1999 versus interest income, net of $585,000 in 1998. In late 1998 the Company began borrowing against its credit facility as funds available to earn interest income were depleted. Funds were used to finance the working capital requirements of new In-Plant Store facilities and for capital expenditures.

     An income tax benefit of $8,641,000 was recorded for the year ended December 31, 1999, related primarily to the Company's recognition of net operating loss carryforwards. In consideration of the Company's appreciated net asset value and expected future taxable income related to the sale of INTERMAT, at December 31, 1999 the Company deemed it more likely than not that its deferred tax assets would be realized and reversed the previously established valuation allowance.

     Net income for the year ended December 31, 1999 was $3,927,000 compared to a net loss of $(937,000) in 1998, as a result of the items previously discussed.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues for the year ended December 31, 1998 increased 28.4% to $219,348,000 from $170,780,000 in 1997. This growth resulted primarily from the implementation of new In-Plant Store facilities and growth of existing In-Plant Store facilities. The number of In-Plant Store facilities increased from 101 at December 31, 1997 to 134 at December 31, 1998. One In-Plant Store customer represented approximately 15% of revenues for the year ended December 31, 1997, but no customer represented more than 10% for the year ended December 31, 1998.

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

     In 1997, the Company incurred a non-recurring charge of $8,000,000 for acquired in-process research and development ("IPR&D") in connection with the acquisition of INTERMAT. As of the acquisition date (January 28, 1997), INTERMAT was working on three projects, involving major new enhancements and technological extensions necessary to compete in the marketplace: Definity Client/Server, AutoCon II, and SMD II. The Definity Client/Server project consisted of the development of a Windows Client/Server-based version of the functionality that existed in INTERMAT's DOS-based Definity product. This product allows the Company and its clients to develop and maintain catalogs and part descriptions. AutoCon II represented a complete re-development of an existing DOS-based application. AutoCon is a process to perform the efficient conversion of client source data to identify and extract Nouns, Modifiers and Characteristic Values in accordance with the Standard Modifier Dictionary ("SMD"). The third project, SMD II, involved the expansion and refinement of INTERMAT's electronic dictionary of structured parts descriptions. As of December 31, 1998, the Company had spent approximately $390,000 on the IPR&D projects, with an additional $150,000 spent in 1999 to complete expansion and refinement of structured parts descriptions for the data redevelopment project. The IPR&D projects have received market acceptance and have delivered the expected improvements in operating efficiency, including decreased utilization of temporary labor at INTERMAT, which decrease has helped to reduce the Company's other operating expenses as described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     Effective as of May 8, 1998, the Company entered into a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate (8.5% as of December 31, 1999) and/or a Eurodollar rate, with a commitment fee during the term of the agreement which ranges from 0.125% to 0.25% per annum on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of December 31, 1999, there was $29,900,000 of borrowings outstanding under the credit facility with a weighted average interest rate of 8.1%. On March 2, 2000, the Company used a portion of the net proceeds from the sale of INTERMAT to repay all amounts outstanding under the credit facility. Future borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

     On January 28, 1997, the Company completed the acquisition of INTERMAT for a purchase price consisting of $10,800,000 in cash, a $1,400,000 subordinated note and 625,000 newly issued shares of common stock.

     On June 2, 1997, the Company sold substantially all of the assets and business of SSI. Consideration for the sale consisted of $4,269,000 in cash, promissory notes in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company. The Company has received no payments under the earn-out, which covers periods ending May 30, 2002. Excluded from the sale were accounts receivable of $5,669,000, which were substantially collected in 1997. Under terms of the sale agreement, the Company expects to be required to repurchase certain SSI inventory that remains unsold as of June 2, 2000.

     On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale consisted of $1,363,000 in cash, including $294,000 received in September 1999 in connection with an earn-out calculation.

     The net cash used in continuing operations was $14,812,000 for the year ended December 31, 1999, compared to $14,577,000 for the year ended December 31, 1998. The increase resulted primarily from an increase in accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. Accounts receivable and inventories increased primarily from the increase in the number of In-Plant Store facilities. Accounts payable and accrued expenses increased primarily from higher inventory levels.

     The change in net assets or liabilities of discontinued operations reflected cash provided of $95,000 for the year ended December 31, 1999 compared to cash provided of $687,000 for 1998. The changes in both years were primarily related to the collection of accounts receivable, partially offset by expenses incurred, in connection with the sale and wind down of the business operations of ATSG.

     The net cash used in investing activities decreased to $6,771,000 for the year ended December 31, 1999 from $8,140,000 for the comparable period in 1998. The net use in 1999 primarily reflects expenditures related to computer systems and equipment. The net use in 1998 resulted primarily from expenditures related to computer systems and equipment, partially offset by the sale of ATSG.

     The net cash provided by financing activities was $21,674,000 for the year ended December 31, 1999, compared to $7,411,000 for the year ended December 31, 1998. In both 1999 and 1998, cash was provided primarily from the Company's credit facility.

     During 1999, the Company expended $5,637,000 on capital additions for the In-Site project. Recruiting, training, travel, data conversion and other miscellaneous costs directly related to the project amounting to $1,170,000 were expensed as incurred. At December 31, 1999, the total estimated additional capital spending to complete this project was expected to be approximately $2,000,000.

     The Company believes that cash on hand, available funds from the INTERMAT sale, cash generated from future operations, and cash from the Company's bank credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program and completion of the In-Site project.

YEAR 2000 ISSUE

     The Year 2000 issue arose from the fact that many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000.

     In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. This project, referred to as In-Site(TM), is using Year 2000 compliant software.

     In addition to the systems replacement project, the Company evaluated Year 2000 compliance for its computer hardware, its non-technology systems and for major third parties with which the Company conducts business. All testing was completed by December 31, 1999 and the Company did not find any major non-technology system under its control to be Year 2000 deficient. Costs associated with the Company's Year 2000 compliance effort, which excluded its planned systems replacement project, were not material. Salaries, benefits and other costs of the Company's personnel evaluating its Year 2000 readiness were not measured and were expensed as incurred.

     The Company believes that its efforts to ensure Year 2000 readiness, in conjunction with its systems replacement project, significantly reduced the risk associated with Year 2000 systems failures. As of March 13, 2000, the Company had not experienced any significant business disruption as a result of Year 2000 failures of its own systems or any systems controlled by its customers, suppliers or service providers.

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

     Not Applicable.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Index to Financial Statements


                                                                                        PAGE NO.
                                                                                        --------
               Independent Auditors' Report                                                F-2

               Consolidated Balance Sheets as of December
                31, 1998 and 1999                                                          F-3

               Consolidated Statements of Operations for
                the Years Ended December 31, 1997, 1998
                and 1999                                                                   F-4

               Consolidated Statements of Stockholders'
                Equity for the Years Ended December 31,
                1997, 1998 and 1999                                                        F-5

               Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1997, 1998
                and 1999                                                                   F-6

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Strategic Distribution, Inc.:

We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                         KPMG LLP

Philadelphia, Pennsylvania
March 13, 2000

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                           December 31,
                                                                     ----------------------
                                                                         1998        1999
                                                                     ----------  ----------
Assets
Current assets:
  Cash and cash equivalents                                          $   1,322    $   1,508
  Accounts receivable, net                                              41,819       53,137
  Current portion of notes receivable                                      361          583
  Inventories                                                           31,060       46,458
  Prepaid expenses and other current assets                                401          675
  Deferred income taxes                                                  1,165       10,555
                                                                     ---------   ----------
     Total current assets                                               76,128      112,916
Notes receivable                                                         2,486        1,424
Property and equipment, net                                             12,854       17,273
Intangible assets, net                                                   7,279        6,230
Other assets                                                               697          682
                                                                     ---------   ----------
     Total assets                                                    $  99,444    $ 138,525
                                                                     =========   ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                              $  27,966    $  40,264
  Current portion of long-term debt (related party $1,400 in 1999)          20        1,422
  Net liabilities of discontinued operations                              --          1,230
                                                                     ---------   ----------
     Total current liabilities                                          27,986       42,916
Long-term debt                                                           7,548       29,926
Subordinated debt to related party                                       1,400         --
Net liabilities of discontinued operations                                 797         --
Deferred income taxes                                                      125          120
                                                                     ---------   ----------
     Total liabilities                                                  37,856       72,962

Stockholders' equity:
  Preferred stock, par value $.10 per share.  Authorized:
   500,000 shares; issued and outstanding: none                           --           --
  Common stock, par value $.10 per share.
   Authorized: 50,000,000 shares; issued and
   outstanding: 31,294,285 and 31,380,210 shares                         3,129        3,138
  Additional paid-in capital                                            94,255       95,184
  Accumulated deficit                                                  (34,443)     (30,516)
  Notes receivable from related parties                                 (1,303)      (1,374)
  Treasury stock, at cost (12,500 and 388,000 shares)                      (50)        (869)
                                                                     ---------   ----------
     Total stockholders' equity                                         61,588       65,563
                                                                     ---------   ----------
     Total liabilities and stockholders' equity                      $  99,444    $ 138,525
                                                                     =========   ==========




          See accompanying notes to consolidated financial statements.

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       (in thousands, except share data)


                                                                     Years Ended December 31,
                                                          --------------------------------------------
                                                                1997            1998            1999
                                                          ------------    ------------    ------------
Revenues                                                  $    170,780    $    219,348    $    292,656
Costs and expenses:
  Cost of materials                                            134,061         170,003         231,664
  Operating wages and benefits                                  15,150          18,564          23,915
  Other operating expenses                                       6,728           7,299           9,142
  Selling, general and administrative expenses                  19,454          25,004          31,533
  Acquired in-process research and development                   8,000            --              --
                                                          ------------    ------------    ------------
   Total costs and expenses                                    183,393         220,870         296,254
                                                          ------------    ------------    ------------
   Operating loss                                              (12,613)         (1,522)         (3,598)

Interest income (expense):
  Interest expense                                                (154)           (154)         (1,412)
  Interest income                                                1,461             739             296
                                                          ------------    ------------    ------------
   Interest income (expense), net                                1,307             585          (1,116)
                                                          ------------    ------------    ------------
   Loss before income taxes                                    (11,306)           (937)         (4,714)

Income tax benefit                                                --              --             8,641
                                                          ------------    ------------    ------------
   Income (loss) from continuing operations                    (11,306)           (937)          3,927
Loss on sale of discontinued operations                         (4,500)           --              --
                                                          ------------    ------------    ------------
   Net income (loss)                                      $    (15,806)   $       (937)   $      3,927
                                                          ============    ============    ============

Net income (loss) per common share - basic and diluted:
  Income (loss) from continuing operations                $      (0.37)   $      (0.03)   $       0.13
  Loss from discontinued operations                              (0.15)           --              --
                                                          ------------    ------------    ------------
   Net income (loss)                                      $      (0.52)   $      (0.03)   $       0.13
                                                          ============    ============    ============
Weighted average number of shares of common
  stock outstanding:
      Basic                                                 30,534,635      31,234,202      31,057,342
                                                          ============    ============    ============
      Diluted                                               30,534,635      31,234,202      31,105,517
                                                          ============    ============    ============


          See accompanying notes to consolidated financial statements.

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)



                                                 Additional
                                       Common      Paid-In   Accumulated    Notes       Treasury
                                        Stock      Capital     Deficit    Receivable     Stock
                                     ---------   ----------  ----------- -----------    --------
Balance at December 31, 1996         $  2,952    $ 88,752    $(17,700)   $    (50)      $  -
   Net loss                                                   (15,806)
   Exercise of stock options               55         785
   Issuance of 625,000 shares
     for acquisition                       63       2,343
   Issuance of 400,000 shares              40       1,660                  (1,000)
   Receipt of 12,500 shares in
     settlement of note receivable                                             50         (50)
                                     --------    --------    --------    --------       -----
Balance at December 31, 1997            3,110      93,540     (33,506)     (1,000)        (50)
   Net loss                                                      (937)
   Exercise of stock options
     and warrants                           8         120
   Issuance of 115,000 shares              11         595                    (303)
                                     --------    --------    --------    --------       -----
Balance at December 31, 1998            3,129      94,255     (34,443)     (1,303)        (50)
   Net income                                                   3,927
   Exercise of stock options                1           6
   Deferred tax benefit of stock
     options exercised                                754
   Repurchase of 375,500 shares                                                          (819)
   Issuance of 80,000 shares                8         169                     (71)
                                     --------    --------    --------    --------       -----
Balance at December 31, 1999         $  3,138    $ 95,184    $(30,516)   $ (1,374)      $(869)
                                     ========    ========    ========    ========       =====








          See accompanying notes to consolidated financial statements.

                 STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                 Years ended December 31,
                                                            --------------------------------
                                                               1997        1998        1999
                                                            ---------   ---------   --------
Cash flows from operating activities:
  Income (loss) from continuing operations                  $(11,306)   $   (937)   $  3,927
  Adjustments to reconcile income (loss) from continuing
    operations to net cash used in continuing operations:
    Depreciation and amortization                              2,016       2,805       3,960
    Acquired in-process research and development               8,000        --          --
    Deferred income taxes                                       --          --        (8,641)
  Changes in operating assets and liabilities, net of
    effects of acquisition:
    Short-term investments                                    (2,997)      2,997        --
    Accounts receivable                                       (9,671)    (13,047)    (11,318)
    Notes receivable                                              16         323         840
    Inventories                                               (7,992)     (7,348)    (15,398)
    Prepaid expenses and other current assets                    109        (167)       (274)
    Accounts payable and accrued expenses                      7,921       1,467      12,298
    Other, net                                                   (64)       (670)       (206)
                                                            --------    --------    --------
  Net cash used in continuing operations                     (13,968)    (14,577)    (14,812)
  Discontinued operations, net of effect of disposition:
    Net loss                                                  (4,500)       --          --
    Change in net assets or liabilities                        5,054         687          95
                                                            --------    --------    --------
      Net cash used in operating activities                  (13,414)    (13,890)    (14,717)
                                                            --------    --------    --------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired              (10,769)       --          --
  Proceeds from sale of discontinued operations                7,458       1,025         338
  Additions of property and equipment                         (3,701)     (9,165)     (7,109)
                                                            --------    --------    --------
      Net cash used in investing activities                   (7,012)     (8,140)     (6,771)
                                                            --------    --------    --------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                      1,540         431         113
  Repurchase of common stock                                    --          --          (819)
  Proceeds from (repayment of) notes payable                    (400)      7,500      22,400
  Repayment of long-term obligations                            (271)       (520)        (20)
                                                            --------    --------    --------
      Net cash provided by financing activities                  869       7,411      21,674
                                                            --------    --------    --------
      Increase (decrease) in cash and cash equivalents       (19,557)    (14,619)        186
Cash and cash equivalents, beginning of the year              35,498      15,941       1,322
                                                            --------    --------    --------
Cash and cash equivalents, end of the year                  $ 15,941    $  1,322    $  1,508
                                                            ========    ========    ========
Supplemental cash flow information:
      Taxes paid                                            $     11    $    100    $    146
      Interest paid                                              164         135       1,039



          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)      DESCRIPTION OF BUSINESS

         Strategic Distribution, Inc. and subsidiaries ("the Company") provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store-Registered Trademark- program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through a wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA"). At December 31, 1999, the Company had 170 In-Plant Store facilities.

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

         On January 28, 1997, the Company acquired all of the outstanding capital stock of INTERMAT International Materials Management Engineers, Inc. and subsequently changed its name to INTERMAT, Inc. ("INTERMAT") (see Note
8). INTERMAT-Registered Trademark- provides data management services and develops and supplies software for MRO inventory cataloging. On March 2, 2000, the Company completed the sale of all of the outstanding capital stock of INTERMAT (see Note 19).

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

         CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents. Investments purchased with an original maturity greater than three months are classified as short-term investments. At December 31, 1998 and 1999, the Company had investments in cash equivalents of approximately $1,000,000 and $400,000.

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

                  Office equipment and software      3 to 8 years
                  Leasehold improvements             4 to 8 years
                  Transportation equipment             5 years


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

         REVENUE RECOGNITION

         Revenue is recognized when products are delivered or services are provided to customers. Revenue from software or product licensing is generally recognized upon delivery of the software or product to the customer, unless post-delivery obligations remain, in which case those costs are accrued or a pro rata portion of the revenue is deferred. Effective January 1, 1998, the Company adopted SOP 97-2, "Software Revenue Recognition".

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

         COMPREHENSIVE INCOME

         At December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the years ended December 31, 1997, 1998 and 1999, the Company's comprehensive income (loss) equals the amounts of net income (loss) reported in the Consolidated Statements of Operations.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)      ACCOUNTS RECEIVABLE

         Accounts receivable is net of an allowance for doubtful accounts of $460,000 and $900,000 at December 31, 1998 and 1999. For the years ended December 31, 1997, 1998, and 1999, write-offs charged against the allowance amounted to $16,000, $795,000 and $163,000.

(4)      PROPERTY AND EQUIPMENT


                                                   DECEMBER 31,
                                                 -----------------
                                                   1998     1999
                                                 -------   -------
                                                  (in thousands)
Office equipment and software                    $ 9,544   $10,937
Leasehold improvements                               355       426
Transportation equipment                             208       197
Systems development in process                     6,074    11,711
                                                 -------   -------

                                                  16,181    23,271
Less:  Accumulated depreciation
            and amortization                       3,327     5,998
                                                 -------   -------
                                                 $12,854   $17,273
                                                 =======   =======


         For the years ended December 31, 1997, 1998, and 1999, depreciation and amortization expense amounted to $1,013,000, $1,602,000 and $2,690,000.

(5)  INTANGIBLE ASSETS


                                                    DECEMBER 31,
                                                  ---------------
                                                   1998      1999
                                                  ------    ------
                                                   (in thousands)
Excess costs over fair value of
  businesses acquired                             $3,166    $3,166
Technology                                         3,000     3,000
Customer list                                      1,700     1,700
Trademarks                                         1,000     1,000
Assembled workforce                                  800       800
                                                  ------    ------
                                                   9,666     9,666
Less:  Accumulated amortization                    2,387     3,436
                                                  ------    ------
                                                  $7,279    $6,230
                                                  ======    ======


         For the years ended December 31, 1997, 1998, and 1999, amortization of intangible assets amounted to $970,000, $1,048,000 and $1,049,000.

(6)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                 DECEMBER 31,
                               -----------------
                                 1998      1999
                               -------   -------
                                (in thousands)
Accounts payable               $22,050   $33,296
Cash overdraft                   1,232     1,064
Payroll and related expenses     2,996     3,409
Other accrued expenses           1,688     2,495
                               -------   -------
                               $27,966   $40,264
                               =======   =======


(7)      LONG-TERM BORROWINGS

         Effective as of May 8, 1998, the Company entered into a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate (8.5% as of December 31, 1999) and/or a Eurodollar rate, with a commitment fee during the term of the agreement which ranges from 0.125% to 0.25% per annum on the unused portion of the credit available. The credit facility expires on May 8, 2001. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility contains customary financial and other covenants and is collateralized by substantially all of the assets, as well as the pledge of the capital stock, of the Company's subsidiaries. As of December 31, 1999, there was $29,900,000 of borrowings outstanding under the credit facility with a weighted average interest rate of 8.1%.

         Long-term debt also includes a loan with an interest rate of 8.0% at December 31, 1998 and 1999. Subordinated debt consists of a 9.0% note payable in January 2000 to an officer of the Company (see Note 8).

         Principal payments due on long-term borrowings during each of the next three years are: 2000 - $1,422,000; 2001 - $29,924,000; and 2002 - $2,000.

(8)      ACQUISITION

         On January 28, 1997, the Company, through a newly formed subsidiary, acquired all of the outstanding capital stock of INTERMAT. The purchase price consisted of $10,800,000 in cash, a $1,400,000 subordinated note, and 625,000 newly issued shares of the Company's common stock with a fair market value of $2,406,000. The method of accounting for the acquisition was the purchase method. The excess of purchase cost over the fair value of the underlying net assets acquired was allocated to intangible assets, including in-process research and development, technology, customer list, trademarks and assembled workforce, based on their respective fair values as determined by an independent appraisal. In connection with the acquisition, the Company recorded a charge of approximately $8,000,000 in the first quarter of 1997, as a result of the write-off of in-process research and development. The holder of the subordinated note is an officer of the Company.

         The results of operations of INTERMAT are included in the Company's statements of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations assume the acquisition occurred as of January 1, 1997.


                                  YEAR ENDED
                               DECEMBER 31, 1997
                               -----------------
                                (in thousands)
Revenues                          $ 171,158
Loss from continuing operations   $ (11,446)
Net loss per common share from
  continuing operations           $   (0.37)


         The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented.

(9)      DISCONTINUED OPERATIONS

         On June 2, 1997, the Company sold substantially all of the assets and business of SSI to DXP Acquisition, Inc., a wholly-owned subsidiary of DXP Enterprises, Inc. (collectively referred to as "DXP")(excluding accounts receivable of $5,669,000, which were retained by the Company and which were substantially collected as of December 31, 1997). DXP also assumed certain obligations and liabilities of SSI in connection with the sale. Consideration for the sale consisted of $4,269,000 in cash, promissory notes from DXP in the aggregate amount of $3,189,000, as adjusted, and an earn-out (contingent payment), which could result in additional compensation to the Company. Due to the contingent nature of a portion of the consideration, the Company recorded a charge of $3,500,000 to loss on sale of discontinued operations in 1997. The Company has received no payments under the earn-out, which covers periods ending May 30, 2002. Under terms of the sale agreement, the Company expects to be required to repurchase certain SSI inventory that remains unsold as of June 2, 2000. At December 31, 1998 and 1999, net liabilities of discontinued operations includes a reserve for disposal of discontinued operations that relates primarily to the estimated excess cost over fair value of SSI inventory subject to repurchase in 2000.

       On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale consisted of $1,363,000 in cash, including $294,000 received in September 1999 in connection with an earn-out calculation. In the second quarter of 1997, the Company recorded a $1,000,000 charge to loss on sale of discontinued operations, which included estimated losses of ATSG through the date of sale and the write-off of certain intangible assets in connection with the sale.

Discontinued operations are summarized as follows:


                               YEARS ENDED DECEMBER 31,
                             --------------------------
                               1997(a)     1998(b)    1999
                             ---------   ---------  --------
                                   (in thousands)
Revenues                     $ 31,640    $  5,011    $  --
                             ========    ========    =====
Loss on sale of operations   $ (4,500)   $   --      $  --
                             ========    ========   ======


(a) Includes SSI through June 2, 1997, the date of sale. Loss from operations, amounting to approximately $853,000, was charged against the reserve for disposal of discontinued operations. The loss from operations includes an allocation of $527,000 for the Company's corporate and interest expense.

(b) Includes ATSG through June 4, 1998, the date of sale. Loss from operations, amounting to approximately $471,000, was charged against the reserve for disposal of discontinued operations.

The net liabilities of discontinued operations are summarized as follows:


                                DECEMBER 31,
                              1998       1999
                            --------   --------
                               (in thousands)
Current assets              $   562    $    15
Reserve for disposal of
  discontinued operations    (1,359)    (1,245)
                            -------    -------
Net liabilities of
  discontinued operations   $  (797)   $(1,230)
                            =======    =======


(10)     RETIREMENT PLAN

         The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $71,000, $168,000 and $290,000 for the years ended December 31, 1997, 1998 and 1999.

(11)     INCOME TAXES

Income tax benefit from continuing operations is as follows:


                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                          1997     1998     1999
                                                         ------   ------   ------
                                                                (in thousands)
Deferred
  Federal                                                $  --     $ --    $8,051
  State                                                     --       --       590
                                                         -----     -----   ------
                                                         $  --     $ --    $8,641
                                                         =====     =====   ======


A reconciliation of the expected Federal income tax benefit from continuing operations at the statutory rate to the Company's income tax benefit follows:


                                                      YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                      1997       1998      1999
                                                    -------    --------  --------
                                                           (in thousands)
Expected tax benefit                                $ 3,844    $   319    $ 1,602
 Increase (decrease) in tax benefit
  resulting from:
  Valuation allowance                                (3,746)      (198)     7,153
  Goodwill                                              (42)       (46)       (46)
  Other                                                 (56)       (75)       (68)
                                                    -------    -------    -------
                                                    $  --      $  --      $ 8,641
                                                    =======    =======    =======


The components of the net deferred tax asset were as follows:


                                                                   DECEMBER 31,
                                                               -------------------
                                                                 1998        1999
                                                               --------   --------
                                                                 (in thousands)
Deferred tax assets:
  Net operating loss carryforwards
    (available through periods ending
     in 2014)                                                  $ 4,483    $ 5,713
  Intangible assets                                              3,139      3,116
  Accounts receivable allowance                                    184        322
  Inventories                                                      431        446
  Accrued expenses                                                 605        448
  Reserve for disposal of
    discontinued operations                                        539        456
  Other                                                             63         54
  Valuation allowance                                           (8,279)      --
                                                               -------    -------
    Total deferred tax asset                                     1,165     10,555
                                                               -------    -------
Deferred tax liabilities:
  Property and equipment                                           125        120
                                                               -------    -------
    Net deferred tax asset                                     $ 1,040    $10,435
                                                               =======    =======


         At December 31, 1998, a valuation allowance was established, when necessary, to reduce deferred tax assets to amounts that were deemed more likely than not to be realized. In consideration of the Company's appreciated net asset value and expected future taxable income related to the sale of INTERMAT (see
Note 19), at December 31, 1999 the Company deemed it more likely than not that its deferred tax assets would be realized and reversed the previously established valuation allowance. The net change in the valuation allowance was a decrease of $641,000 and $8,279,000 for the years ended December 31, 1998 and 1999.

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

         On May 20, 1997, the Company sold 400,000 shares of common stock to an officer of the Company at $4.25 per share. Pursuant to a Stock Purchase Agreement between the officer and the Company, $1,000,000 of the purchase price was evidenced by a 7% promissory note issued by the officer to the Company. The note, plus accrued interest thereon, is due May 1, 2003.

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

         On November 16, 1998, the Company initiated a common stock repurchase program (the "Repurchase Program") under which the Company could repurchase up to 1,500,000 shares of common stock at prevailing market prices within one year of the commencement of the Repurchase Program. During 1999, the Company repurchased 375,500 shares under the Repurchase Program at a weighted average price of $2.24 per share.

         On June 5, 1999, the Company sold 80,000 shares of common stock to an officer of a subsidiary of the Company at $2.22 per share. Pursuant to a Stock Purchase Agreement between the officer and the Company, $71,000 of the purchase price was evidenced by a 7% promissory note issued by the officer to the Company. The note, plus accrued interest thereon, is due June 5, 2004.

(13) NET INCOME (LOSS) PER SHARE

         Net loss per common share - basic and diluted are equal for the years ended December 31, 1997 and 1998, because the effect of the assumed issuance of potential shares of common stock is antidilutive. For the year ended December 31, 1999, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 48,175 shares under the treasury stock method. As of December 31, 1997, 1998 and 1999, there were stock options and warrants outstanding for 2,574,556, 3,250,466 and 4,004,631 shares of common stock.

(14)     STOCK COMPENSATION PLANS

         The Company has two Incentive Stock Option Plans (the "1990 Plan" and the "1999 Plan", collectively referred to as the "ISO Plans") under which the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 3,000,000 shares of common stock under the 1990 Plan and up to 1,500,000 shares of common stock under the 1999 Plan. The ISO Plans provide for the granting of both incentive stock options and options that do not qualify as incentive stock options ("nonqualified options"). In the case of each incentive stock option granted under the ISO Plans, the option price must not be less than the fair market value of the common stock at the date of grant. To date, all options granted under the ISO Plans are exercisable at not less than the fair market value of the common stock at the date of grant. A significant portion of the options granted under the 1990 Plan are exercisable at various rates from 25.0% to 33.3% per year beginning on the first anniversary of the date of grant, and a significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant. A smaller portion of the options granted under the 1990 Plan were exercisable at date of grant.

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

The following table summarizes the option information for options granted under the ISO Plans:


                                                        WEIGHTED
                                                        AVERAGE
                                           NUMBER OF    EXERCISE
                                            SHARES       PRICES
                                          ----------   ---------
Options outstanding, December 31, 1996    1,319,822    $   3.24
Options granted during 1997                 516,500    $   4.07
Options canceled or expired                (240,406)   $   5.52
Options exercised                          (552,693)   $   1.51
                                          ---------
Options outstanding, December 31, 1997    1,043,223    $   3.99
Options granted during 1998                 788,800    $   5.17
Options canceled or expired                (154,659)   $   4.79
Options exercised                           (39,606)   $   1.80
                                          ---------
Options outstanding, December 31, 1998    1,637,758    $   4.54
                                          ---------
Options granted during 1999                 932,656    $   2.64
Options canceled or expired                (204,566)   $   3.84
Options exercised                            (5,925)   $   1.21
                                          ---------
Options outstanding, December 31, 1999    2,359,923    $   3.86
                                          =========
Options exercisable                         707,730    $   4.14
                                          =========



         The Company has a Non-Employee Director Stock Plan (the "Director Plan") under which the Board is authorized to grant options to purchase up to 150,000 shares of common stock. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. The following table summarizes the option information for options granted under the Director Plan:


                                                       WEIGHTED
                                                       AVERAGE
                                            NUMBER OF  EXERCISE
                                             SHARES     PRICES
                                            ---------  --------
Options outstanding, December 31, 1996        28,000   $   8.00
Options granted during 1997                   28,000   $   4.50
Options granted during 1998                   28,000   $   2.50
Options granted during 1999                   32,000   $   1.44
                                            --------
Options outstanding, December 31, 1999       116,000   $   4.02
                                            ========


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

The following table summarizes information about stock options outstanding under all plans at December 31, 1999:


                                                OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                 --------------------------------------------------           ---------------------------
                                                     WEIGHTED
                                                      AVERAGE             WEIGHTED                               WEIGHTED
   RANGE OF                                          REMAINING            AVERAGE                                AVERAGE
  EXERCISE                         NUMBER           CONTRACTUAL           EXERCISE              NUMBER           EXERCISE
   PRICES                        OUTSTANDING        LIFE (YEARS)           PRICES             EXERCISABLE         PRICES
--------------                   -----------        ------------          --------            -----------        --------
$0.97 - $2.00                        202,595            3.4                $1.12                202,595           $1.12
$2.01 - $4.00                      1,537,619            8.1                $2.99                264,726           $3.47
$4.01 - $6.00                      1,014,460            7.1                $5.46                404,827           $5.41
$6.01 - $8.00                        213,249            4.9                $7.07                151,582           $7.14
                                 -----------                                                 ----------
                                   2,967,923            7.2                $4.00              1,023,730           $4.32
                                 ===========                                                 ==========


         The weighted average fair value of options granted for the years ended December 31, 1997, 1998 and 1999 was $3.43, $4.85 and $2.60.

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


                                                 YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                               1997        1998        1999
                                           ----------   ----------   -------
                                                   (in thousands)
Net income (loss) - as reported           $  (15,806)   $    (937)   $ 3,927
Net income (loss) - pro forma             $  (16,766)   $  (2,549)   $ 3,011
Net income (loss) per share - as
 reported                                 $    (0.52)   $   (0.03)   $  0.13
Net income (loss) per share - pro forma   $    (0.55)   $   (0.08)   $  0.10


         The fair value of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                            YEARS ENDED DECEMBER 31,
                            ------------------------
                            1997     1998     1999
                            ----     ----     ----
Expected life (years)       6.92     7.06     6.82
Interest rate               6.77%    5.29%    5.43%
Volatility                 60.89%   76.53%   76.85%
Dividend yield              0.00%    0.00%    0.00%


         Warrants to purchase 38,625 shares of common stock for $1.46 per share were exercised during the year ended December 31, 1998.

         Options to purchase an aggregate of 1,036,708 shares of common stock at a price of $5.82 per share, issued in connection with the 1995 acquisition of ATSG, were outstanding at December 31, 1997, 1998 and 1999.

(15)     COMMITMENTS AND CONTINGENCIES

         The Company leases real estate, equipment and vehicles for initial terms of three to eight years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 1999 are as follows (in thousands):

                2000                                  $1,209
                2001                                    $997
                2002                                    $790
                2003                                    $750
                2004                                    $372


         Rental expense for the years ended December 31, 1997, 1998 and 1999, was approximately $809,000, $1,291,000, and $1,432,000.

        The Company is currently involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such proceedings are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

(16)     SEGMENT INFORMATION

         The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for large industrial customers. In 1997, the Company acquired INTERMAT and its MRO inventory management technology, which strengthened the Company's MRO procurement and inventory management capabilities. INTERMAT provides inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the years ended December 31, 1997, 1998 and 1999, revenues from data management services to customers other than In-Plant Store customers amounted to $7,701,000, $9,302,000 and $7,214,000.

         During the years ended December 31, 1997, 1998 and 1999, the Company had revenues of $2,666,000, $5,000,000 and $18,711,000 from customers in foreign countries, primarily Mexico and Canada. As of December 31, 1998 and 1999, less than 1% of the Company's long-lived assets were located outside of the United States.

         During the years ended December 31, 1997, 1998 and 1999, three In-Plant Store customers comprised approximately 31%, 21% and 21% of the Company's revenues, although no customer exceeded 10% in 1998 and 1999. One In-Plant Store customer represented approximately 15% of revenues for the year ended December 31, 1997.

(17) QUARTERLY DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) - UNAUDITED


                                               FIRST           SECOND        THIRD          FOURTH
                                             QUARTER          QUARTER       QUARTER        QUARTER            YEAR
                                             ---------       --------      --------        -------          --------
1998
Revenues                                     $ 50,458        $ 52,404      $ 57,389        $ 59,097         $219,348
                                             ========        ========      ========        ========         ========
Operating income (loss)(a)                   $ (1,330)          $  12         $ 234          $ (438)         $(1,522)
                                             ========        ========      ========        ========         ========
Net income (loss)                            $ (1,056)          $ 193         $ 330          $ (404)           $(937)
                                             ========        ========      ========        ========         ========
Net income (loss) per
  common share(c)                              $(0.03)         $ 0.01        $ 0.01          $(0.01)          $(0.03)
                                             ========        ========      ========        ========         ========



                                              FIRST           SECOND          THIRD         FOURTH
                                              QUARTER         QUARTER        QUARTER        QUARTER          YEAR
                                             --------        ---------      --------       --------         -------
1999
Revenues                                     $ 64,983        $ 73,292       $ 74,353       $ 80,028         $292,656
                                             ========        ========       ========       ========         ========
Operating income (loss)                          $148            $212        $(1,664)       $(2,294)         $(3,598)
                                             ========        ========       ========       ========         ========
Net income (loss)(b)                             $ 75            $ 14        $(1,957)        $5,795           $3,927
                                             ========        ========       ========       ========         ========
Net income (loss) per
  common share(c)                              $ 0.00          $ 0.00         $(0.06)        $ 0.19           $ 0.13
                                             ========        ========       ========       ========         ========


(a) The fourth quarter of 1998 includes a charge of $1,000,000 related to the bankruptcy of one In-Plant Store customer.

(b) The fourth quarter of 1999 includes an income tax benefit of $8,641,000 related primarily to the Company's recognition of net operating loss carryforwards (see Note 11).

(c)  Each period is computed separately.

(18)     RELATED PARTY TRANSACTIONS

         During 1997, 1998 and 1999, the Company entered into agreements with a company of which the Company's Chairman of the Board was formerly an officer, one director is the sole owner and another director is an officer. The agreements provided for consulting and other services at fees of $200,000 in 1997 and $100,000 in 1999, and investment transaction services in connection with the sales of SSI and ATSG, amounting to $265,000 in 1997 and $21,000 in 1998. The agreement in effect at December 31, 1999, extends to May 31, 2001, and requires monthly service fees of $12,500, which will be reduced by any investment transaction fees paid.

(19)     SUBSEQUENT EVENT

         On March 2, 2000, the Company completed the sale of INTERMAT to Project Software & Development, Inc. ("PSDI") for $55,000,000 in cash. The Company realized a net gain of approximately $27,000,000 on the transaction. The disposition was made pursuant to the terms of that certain Stock Purchase Agreement between the Company and PSDI, dated as of January 11, 2000 and as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of February
29, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 1999 (the "Proxy Statement"), under the captions "Election of Directors", "Identification of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

     (a) 2. FINANCIAL STATEMENT SCHEDULES. Information regarding Financial Statement Schedules is included on the accompanying Index to Financial Statements.

     (a) 3. EXHIBITS (References below to an exhibit being filed with a previous filing made by the Company are included for the purpose of incorporating such previously filed exhibit by reference to such filing. Previously unfiled exhibits are those marked with an asterisk.)

                                                                     Page No.
                                                                   in Manually
                                                                   Signed Copy
                                                                   -----------
3.1      Second Restated Certificate of                                 -
         Incorporation of the Company filed
         June 21, 1996 with the Secretary of
         State of the State of Delaware
         (incorporated by reference to Exhibit
         3.2 of the Company's Quarterly
         Report on Form 10-Q for the fiscal
         quarter ended June 30, 1996).

3.2      Amended and Restated Bylaws of the                             -
         Company, dated July 24, 1986, as
         amended (incorporated by reference
         to Exhibits 3.2 and 3.2(a) of the
         Company's Annual Report on Form 10-K
         for the fiscal year ended December
         31, 1995).

10.1     Form of Strategic Distribution, Inc.                           -
         Amended and Restated 1990 Incentive
         Stock Option Plan (incorporated by
         reference to Exhibit 10.1 of the
         Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1995).

10.2     Form of Strategic Distribution, Inc.                           -
         Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.3     Form of Amended and Restated Strategic                         -
         Distribution, Inc. 1996 Non-Employee
         Director Stock Plan (incorporated by
         reference to Exhibit 10.3 of the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4     Stock Purchase Agreement, dated as of May 12,                  -
         1995, between the Company and the selling shareholders parties thereto (incorporated by reference to the Company's May 12, 1995
         Current Report on Form 8-K).

10.5     Agreement and Plan of Merger, dated as of                      -
         January 28, 1997, by and among Strategic
         Distribution, Inc., INTERMAT Acquisition Corp.,
         INTERMAT International Materials Management
         Engineers, Inc., Jeffery O.Beauchamp,
         Toni R. Beauchamp, Gregory A. Enders,
         Winston Gilpin, Gary Johnson and
         John Miday (incorporated by reference
         to Exhibit 2 of the Company's January
         28, 1997 Current Report on Form 8-K).

10.6     Asset Purchase Agreement among Strategic                       -
         Supply, Inc., Coulson Technologies, Inc.
         and Strategic Distribution, Inc., DXP
         Acquisition, Inc. and DXP Enterprises,
         Inc. dated May 27, 1997 (incorporated by reference to Exhibit 2.1 of the Company's
         June 2, 1997 Current Report on Form 8-K).

10.7     Agreement for Sale and Purchase of Assets,                     -
         dated April 22, 1998, by and among Strategic
         Distribution, Inc., American Technical Services
         Group, Inc., ATS Phoenix, Inc. and SPEC/ATS,
         Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

10.8     Amendment to Agreement for Sale and Purchase of                -
         Assets, dated June 4, 1998, amending the
         Agreement for Sale and Purchase of Assets described in Exhibit 10.7 (incorporated by reference to Exhibit 10.3 of the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

10.9     Loan and Security Agreement, dated as of                       -
         May 8, 1998, among the financial institutions named therein as the lenders, BankAmerica
         Business Credit, Inc. as the Agent, Industrial
         Systems Associates, Inc. as a Borrower and
         INTERMAT, Inc. as a Borrower (incorporated by reference to Exhibit 10.1 of the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).


10.10    Executive Employment Agreement, dated as of                    -
         April 11, 1997, by and between Strategic
         Distribution, Inc. and John M. Sergey
         (incorporated by reference to the
         Company's Quarterly Report on Form 10-Q
         for the fiscal quarter ended June 30, 1997
         (the "June 30, 1997 Form 10-Q"))

10.11    Employment letter, dated as of April 11,                       -
         1997, - by and between Strategic
         Distribution, Inc. and John M. Sergey
         (incorporated by reference to the
         June 30, 1997 Form 10-Q).

10.12    Stock Purchase Agreement, dated as                             -
         of April 11, 1997, by and between
         Strategic Distribution, Inc. and
         John M. Sergey (incorporated by
         reference to the June 30, 1997
         Form 10-Q).

10.13    Amendment to Stock Purchase Agreement,                         -
         dated - as of May 5, 1997, amending the
         Stock Purchase Agreement dated as of
         April 11, 1997, by and between Strategic
         Distribution, Inc. and John M. Sergey
         (incorporated by reference to the
         June 30, 1997 Form 10-Q).

10.14    Amended Loan and Pledge Agreement,                             -
         dated as of - May 5, 1997, by and
         between Strategic Distribution, Inc.
         and John M. Sergey (incorporated
         by reference to the June 30, 1997
         Form 10-Q).

10.15    Secured Non-Recourse Promissory Note,                          -
         dated - May 20, 1997, made by
         John M. Sergey in favor of Strategic
         Distribution, Inc. (incorporated
         by reference to the June 30, 1997
         Form 10-Q).

10.16    Non-Qualified Stock Option Agreement,                          -
         dated - as of April 11, 1997, by
         and between Strategic Distribution,
         Inc. and John M. Sergey
         (incorporated by reference to the
         June 30, 1997 Form 10-Q).

10.17    Amendment to Executive Employment Agreement                    -
         dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the March 31, 1999 Form 10-Q).

10.18    Amended and Restated Loan and Pledge                           -
         Agreement, dated as of March 11, 1999, by and between the Company and John M. Sergey
         (incorporated by reference to the March 31, 1999 Form 10-Q).

10.19    Amended and Restated Non-Recourse Promissory                   -
         Note, dated as of March 11, 1999, made by John M. Sergey in favor of the Company
         (incorporated by reference to the March 31, 1999 Form 10-Q).

10.20    Form of Strategic Distribution, Inc. 1999                      -
         Incentive Stock Option Plan (incorporated by reference to the June 30, 1999 Form 10-Q).

21.      List of Subsidiaries of the Company                          31*

23.      Consent of KPMG LLP                                          32*

27.      Financial Data Schedule                                        *

(b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2000.

                                                  Strategic Distribution, Inc.
                                                  ----------------------------
                                                  By:/S/ JOHN M. SERGEY
                                                  ----------------------------
                                                     John M. Sergey
                                                     President and Chief
                                                     Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.


/s/ John M. Sergey                President and Chief Executive Officer and
------------------                Director
John M. Sergey                    March 29, 2000

                                  Controller and
/s/ David L. Courtright           Chief Accounting Officer
-----------------------           (principal financial and accounting officer)
David L. Courtright               March 29, 2000

/s/ William R. Berkley            Chairman of the Board and
----------------------            Director
William R. Berkley                March 29, 2000

/s/ Andrew M. Bursky
--------------------              Director
Andrew M. Bursky                  March 29, 2000

/s/ Arnold W. Donald
--------------------              Director
Arnold W. Donald                  March 29, 2000

/s/ Catherine B. James
----------------------            Director
Catherine B. James                March 29, 2000

/s/ Robert D. Neary
-------------------               Director
Robert D. Neary                   March 29, 2000

/s/ Jack H. Nusbaum
-------------------               Director
Jack H. Nusbaum                   March 29, 2000

/s/ Joshua A. Polan
-------------------               Director
Joshua A. Polan                   March 29, 2000

/S/ Mitchell I. Quain
---------------------             Director
Mitchell I. Quain                 March 29, 2000

                                  EXHIBIT INDEX

                                                                     Page No.
                                                                   in Manually
                                                                   Signed Copy
                                                                   -----------
3.1      Second Restated Certificate of                                 -
         Incorporation of the Company filed June
         21, 1996 with the Secretary of State of
         the State of Delaware (incorporated by
         reference to Exhibit 3.2 of the Company's
         Quarterly Report on Form 10-Q for the
         fiscal quarter ended June 30, 1996).

3.2      Amended and Restated Bylaws of the                             -
         Company, dated July 24, 1986, as amended
         (incorporated by reference to Exhibits 3.2 and 3.2(a) of the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995).

10.1     Form of Strategic Distribution, Inc.                           -
         Amended and Restated 1990 Incentive
         Stock Option Plan (incorporated by
         reference to Exhibit 10.1 of the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.2     Form of Strategic Distribution, Inc.                           -
         Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.3     Form of Amended and Restated Strategic                         -
         Distribution, Inc. 1996 Non-Employee
         Director Stock Plan (incorporated by
         reference to Exhibit 10.3 of the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4     Stock Purchase Agreement, dated as of May 12,                  -
         1995, between the Company and the selling shareholders parties thereto (incorporated by reference to the Company's May 12, 1995
         Current Report on Form 8-K).

10.5     Agreement and Plan of Merger, dated as of                      -
         January 28, 1997, by and among Strategic
         Distribution, Inc., INTERMAT Acquisition Corp.,
         INTERMAT International Materials Management
         Engineers, Inc., Jeffery O. Beauchamp,
         Toni R. Beauchamp, Gregory A. Enders,
         Winston Gilpin, Gary Johnson and
         John Miday (incorporated by reference
         to Exhibit 2 of the Company's
         January 28, 1997 Current Report on Form 8-K).

10.6     Asset Purchase Agreement among Strategic                       -
         Supply, Inc., Coulson Technologies, Inc.
         and Strategic Distribution, Inc.,
         DXP Acquisition, Inc. and DXP
         Enterprises, Inc. dated May 27, 1997
         (incorporated by reference to Exhibit
         2.1 of the Company's June 2, 1997
         Current Report on Form 8-K).

10.7     Agreement for Sale and Purchase of Assets,                     -
         dated April 22, 1998, by and among Strategic
         Distribution, Inc., American Technical Services
         Group, Inc., ATS Phoenix, Inc. and SPEC/ATS,
         Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

10.8     Amendment to Agreement for Sale and Purchase of                -
         Assets, dated June 4, 1998, amending the
         Agreement for Sale and Purchase of Assets described in Exhibit 10.7 (incorporated by reference to Exhibit 10.3 of the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

10.9     Loan and Security Agreement, dated as of                       -
         May 8, 1998, among the financial institutions named therein as the lenders, BankAmerica
         Business Credit, Inc. as the Agent, Industrial
         Systems Associates, Inc. as a Borrower and
         INTERMAT, Inc. as a Borrower (incorporated by reference to Exhibit 10.1 of the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

10.10    Executive Employment Agreement, dated as of                    -
         April 11, 1997, by and between Strategic
         Distribution, Inc. and John M. Sergey
         (incorporated by reference to the
         Company's Quarterly Report on Form
         10-Q for the fiscal quarter ended
         June 30, 1997 (the "June 30, 1997
         Form 10-Q")

10.11    Employment letter, dated as of April 11, 1997,                 -
         by and between Strategic Distribution, Inc.
         and John M. Sergey (incorporated by
         reference to the June 30, 1997 Form 10-Q).

10.12    Stock Purchase Agreement, dated as of April 11,                -
         1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).

10.13    Amendment to Stock Purchase Agreement, dated                   -
         as of May 5, 1997, amending the Stock
         Purchase Agreement dated as of April 11,
         1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).

10.14    Amended Loan and Pledge Agreement, dated as of                 -
         May 5, 1997, by and between Strategic
         Distribution, Inc. and John M. Sergey
         (incorporated by reference to the June
         30, 1997 Form 10-Q).

10.15    Secured Non-Recourse Promissory Note, dated                    -
         May 20, 1997, made by John M. Sergey
         in favor of Strategic Distribution, Inc.
         (incorporated by reference to the
         June 30, 1997 Form 10-Q).

10.16    Non-Qualified Stock Option Agreement, dated                     -
         as of April 11, 1997, by and between
         Strategic Distribution, Inc.
         and John M. Sergey(incorporated by
         reference to the June 30, 1997 Form 10-Q).

10.17    Amendment to Executive Employment Agreement                     -
         dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the March 31, 1999 Form 10-Q).

10.18    Amended and Restated Loan and Pledge                            -
         Agreement, dated as of March 11, 1999, by and between the Company and John M. Sergey
         (incorporated by reference to the March 31, 1999 Form 10-Q).

10.19    Amended and Restated Non-Recourse Promissory                    -
         Note, dated as of March 11, 1999, made by John M. Sergey in favor of the Company
         (incorporated by reference to the March 31, 1999 Form 10-Q).

10.20    Form of Strategic Distribution, Inc. 1999                       -
         Incentive Stock Option Plan (incorporated by reference to the June 30, 1999 Form 10-Q).

21.      List of Subsidiaries of the Company 33                         31

23.      Consent of KPMG LLP                                            32

27.      Financial Data Schedule                                         -