Form 10-Q
period 2000-03-31
STRATEGIC DISTRIBUTION INC
filed 2000-05-12
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2000
                               ------------------------------------------------
                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   -------------------------
Commission file number    0-5228
                      -----------------------------

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

                                                     Yes    X      No
                                                        --------     --------


Number of Common Shares outstanding at May 1, 2000: 30,912,210

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                    PAGE NO.
ITEM 1

               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     March 31, 2000 (unaudited)
                     and December 31, 1999

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months Ended
                     March 31, 2000 and 1999

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Three Months Ended
                     March 31, 2000 and 1999

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

ITEM 2

               Management's Discussion and Analysis of Financial       6
               Condition and Results of Operations

ITEM 3

               Quantitative and Qualitative Disclosures About
               Market Risk                                             10


                           PART II - OTHER INFORMATION

ITEM 6

               Exhibits and Reports on Form 8-K                        11

               Signatures                                              13

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)

                                                                        March 31,     December 31,
                                                                          2000           1999
                                                                     --------------   ------------
                                                                      (unaudited)
                         Assets
------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                             $  11,468       $   1,508
  Accounts receivable, net                                                 55,799          53,137
  Current portion of notes receivable                                         833             583
  Inventories                                                              57,846          46,458
  Prepaid expenses and other current assets                                   563             675
  Deferred income taxes                                                     1,466          10,555
                                                                        ---------       ---------

       Total current assets                                               127,975         112,916

Notes receivable                                                            1,174           1,424
Property and equipment, net                                                15,671          17,273
Intangible assets, net                                                      2,142           6,230
Other assets                                                                  843             682
                                                                        ---------       ---------

       Total assets                                                     $ 147,805       $ 138,525
                                                                        =========       =========

              Liabilities and Stockholders' Equity
------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                 $  54,740       $  40,264
  Current portion of long-term debt (related party $1,400 in 1999)             23           1,422
  Net liabilities of discontinued operations                                2,236           1,230
                                                                        ---------       ---------

       Total current liabilities                                           56,999          42,916

Long-term debt                                                                 20          29,926
Deferred income taxes                                                          72             120
                                                                        ---------       ---------

       Total liabilities                                                   57,091          72,962
                                                                        ---------       ---------

Stockholders' equity:
  Preferred stock, par value $.10 per share
    Authorized:  500,000 shares; issued and outstanding:  none               --              --
  Common stock, par value $.10 per share
     Authorized:  50,000,000 shares; issued and
     outstanding: 31,380,210 shares                                         3,138           3,138
  Additional paid-in capital                                               95,184          95,184
  Accumulated deficit                                                      (5,257)        (30,516)
  Notes receivable from related parties                                    (1,303)         (1,374)
  Treasury stock, at cost (468,000 and 388,000 shares)                     (1,048)           (869)
                                                                        ---------       ---------

       Total stockholders' equity                                          90,714          65,563
                                                                        ---------       ---------

       Total liabilities and stockholders' equity                       $ 147,805       $ 138,525
                                                                        =========       =========


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)

                        (in thousands, except share data)

                                                              Three months ended March 31,
                                                           ---------------------------------
                                                                2000              1999
                                                           --------------    ---------------
Revenues                                                    $     87,309      $     64,983

Cost and expenses:
  Cost of materials                                               69,568            50,942
  Operating wages and benefits                                     7,013             5,369
  Other operating expenses                                         2,803             1,851
  Selling, general and administrative expenses                     8,496             6,673
                                                            ------------      ------------
Total costs and expenses                                          87,880            64,835
                                                            ------------      ------------
      Operating income (loss)                                       (571)              148

Gain on sale of subsidiary                                        43,185              --

Interest income (expense):
  Interest expense                                                  (544)             (146)
  Interest income                                                    130                73
                                                            ------------      ------------
Interest expense, net                                               (414)              (73)
                                                            ------------      ------------
      Income before income taxes                                  42,200                75
Income tax expense                                               (16,291)             --
                                                            ------------      ------------
      Income from continuing operations                           25,909                75
Loss on sale of discontinued operations, net of tax                 (650)             --
                                                            ============      ============
      Net income                                            $     25,259      $         75
                                                            ============      ============

Net income (loss) per common share - basic and diluted:
      Income from continuing operations                     $       0.84      $       0.00
      Loss from discontinued operations                            (0.02)             --
                                                            ------------      ------------
      Net income                                            $       0.82      $       0.00
                                                            ============      ============

Weighted average number of shares of common
stock outstanding:
     Basic                                                    30,988,694        31,243,896
                                                            ============      ============
     Diluted                                                  31,079,617        31,343,169
                                                            ============      ============

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)

                                                                                    Three months ended March 31,
                                                                                 -------------------------------
                                                                                     2000               1999
                                                                                 ------------       ------------
Cash flows from operating activities:

  Income from continuing operations                                               $ 25,909           $     75

  Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
      Depreciation and amortization                                                  1,228                897
      Gain on sale of subsidiary                                                   (43,185)              --
      Deferred income taxes                                                          9,041               --

  Changes in operating assets and liabilities:
      Accounts receivable                                                           (4,730)            (3,213)
      Inventories                                                                  (11,388)            (6,505)
      Prepaid expenses and other current assets                                        (26)              (281)
      Accounts payable and accrued expenses                                         15,137              9,127
      Other, net                                                                      (216)               (23)
                                                                                  --------           --------
        Net cash provided by (used in) continuing operations                        (8,230)                77

  Discontinued operations:

    Net loss                                                                          (650)              --

    Increase in net liabilities                                                      1,006                252
                                                                                  --------           --------
         Net cash provided by (used in) operating activities                        (7,874)               329
                                                                                  --------           --------

Cash flows from investing activities:
     Proceeds from sale of business, net                                            50,356                 44
     Additions of property and equipment                                            (1,108)            (2,027)
                                                                                  --------           --------
         Net cash provided by (used in) investing activities                        49,248             (1,983)
                                                                                  --------           --------

Cash flows from financing activities:
     Repurchase of common stock                                                       (108)              (384)
     Proceeds from (repayment of) notes payable                                    (29,900)             1,800
     Repayment of long-term obligations                                             (1,406)                (4)
                                                                                  --------           --------
         Net cash provided by (used in) financing activities                       (31,414)             1,412
                                                                                  --------           --------
         Increase (decrease) in cash and cash equivalents                            9,960               (242)

Cash and cash equivalents, beginning of the period                                   1,508              1,322
                                                                                  --------           --------
Cash and cash equivalents, end of the period                                      $ 11,468           $  1,080
                                                                                  ========           ========
Supplemental cash flow information:

         Taxes paid                                                               $     39           $     17
                                                                                  ========           ========
         Interest paid                                                            $    922           $     74
                                                                                  ========           ========

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                   (unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (consisting of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2000 and 1999 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

2. On March 2, 2000, the Company completed the sale of its INTERMAT, Inc. subsidiary ("INTERMAT") to Project Software & Development, Inc. ("PSDI") for $55,000,000 in cash. The Company realized a net gain after tax of approximately $26,544,000 on the transaction. The disposition was made pursuant to the terms of that certain Stock Purchase Agreement between the Company and PSDI, dated as of January 11, 2000 and as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of February 29, 2000.

3. During the three months ended March 31, 2000, the Company recorded a charge to loss on sale of discontinued operations of $650,000, net of income tax benefit of $350,000, related to contractual obligations from a prior sale of a business.

4. The Company has a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate (8.75% as of March 31, 2000) and/or a Eurodollar rate, with a commitment fee of 0.25% per annum on the unused portion of the credit available. The credit facility expires on May 8, 2001. As of March 31, 2000, there were no borrowings outstanding under the credit facility.

5. For the three months ended March 31, 2000 and 1999, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 90,923 and 99,273 shares under the treasury stock method. Options to purchase approximately 3,753,000 and 3,462,000 shares at prices ranging from $1.73 to $8.00 per share were outstanding during the three months ended March 31, 2000 and 1999, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on March 31, 2000 and 1999. As of March 31, 2000 and 1999, there were stock options outstanding for approximately 3,956,000 and 3,640,000 common shares.

6. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of maintenance, repair and operating ("MRO") supplies for large industrial customers. The Company provides inventory management technology and services ("data management services") to In-Plant Store-Registered Trademark-customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. Data management services to customers other than In-Plant Store customers were provided primarily through INTERMAT. During the three months ended March 31, 2000 and 1999, revenues from data management services to customers other than In-Plant Store customers amounted to $1,463,000 and $1,898,000.

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

         The Company provides MRO supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store-Registered Trademark- program. At March 31, 2000, the Company had 177 In-Plant Store facilities, in the United States and Mexico.

SALE OF SUBSIDIARY

         On March 2, 2000, the Company completed the sale of INTERMAT for $55,000,000 in cash. The Company realized a net gain after taxes of approximately $26,544,000 on the transaction. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use both current and future INTERMAT technology in the In-Plant Store operation. A portion of the net proceeds from the INTERMAT sale transaction was used to repay all outstanding bank borrowings. The balance of the net proceeds is available to pay federal and state taxes in connection with the sale and to fund the anticipated expansion of the In-Plant Store program.

SYSTEMS IMPLEMENTATION

         In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. The new systems are referred to as the In-Site-TM- systems. During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Communications installations, establishment of a dedicated telecommunications network with the Company's data processing center, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced in the second quarter of 1999. During the second half of 1999, the Company experienced unanticipated difficulties with data conversion from existing systems and in the flow and integration of information into the financial systems. The Company also extended the deployment schedule into 2000 in order to allow sufficient time and resources to successfully complete the project. The implementation problems and schedule changes have resulted in increased overtime, temporary labor, travel and outside consultant expenses. As of March 31, 2000, the In-Site operating system deployment was approximately 67% complete and is expected to be fully deployed by the third quarter of 2000.

RESULTS OF OPERATIONS

         The following table of revenues and percentages sets forth selected items of the results of operations.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       2000        1999
                                                                     (dollars in thousands)
         Revenues                                                $  87,309            $  64,983
                                                                 ==========           ==========
                                                                     100.0%               100.0%
         Cost of materials                                            79.7                 78.4
         Operating wages and benefits                                  8.0                  8.3
         Other operating expenses                                      3.2                  2.8
         Selling, general and administrative expenses                  9.7                 10.3
         Operating income (loss)                                      (0.6)                 0.2
         Gain on sale of subsidiary                                   49.4                   --
         Interest expense, net                                        (0.5)                (0.1)
         Income from continuing operations
           before income taxes                                        48.3                  0.1
         Income tax expense                                          (18.7)                  --
         Income from contuning operations                             29.6                  0.1
         Loss on sale of discontinued operations, net
           of tax                                                     (0.7)                  --
         Net income                                                   28.9                  0.1

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues for the three months ended March 31, 2000 increased 34.4% to $87,309,000 from $64,983,000 for the three months ended March 31, 1999. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters. The number of In-Plant Store facilities increased from 145 at March 31, 1999 to

177 at March 31, 2000. During the three months ended March 31, 2000 and 1999, three In-Plant Store customers comprised approximately 25% and 18% of the Company's revenues, although no customer exceeded 10% in 1999. One In-Plant Store customer represented approximately 13% of revenues for the three months ended March 31, 2000.

         Cost of materials as a percentage of revenues increased to 79.7% for the three months ended March 31, 2000 from 78.4% in 1999. The increase was primarily due to lower data management service revenues as a result of the sale of INTERMAT. Direct material costs associated with data management services were insignificant; the consolidated percentage increased as a result of the change in revenue mix. Cost of materials as a percentage of revenues for the In-Plant Store operations for the three months ended March 31, 2000 was comparable to 1999.

         Operating wages and benefits expenses as a percentage of revenues decreased to 8.0% for the three months ended March 31, 2000 from 8.3% in 1999. The decrease reflects growth in the Mexican In-Plant Store business, which has lower wages as a percentage of revenues than the United States business, and the decline in data management service revenues. Operating wages and benefits associated with data management services were higher as a percentage of revenues than those associated with In-Plant Store operations.

         Other operating expenses as a percentage of revenues increased to 3.2% for the three months ended March 31, 2000 from 2.8% in 1999. The increase reflects higher costs for In-Site systems, including amortization of capitalized costs, telecommunications network costs and higher temporary labor costs in connection with the implementation.

         Selling, general and administrative expenses as a percentage of revenues decreased to 9.7% for the three months ended March 31, 2000 from 10.3% in 1999. The decrease was primarily due to the decline in data management service revenues as a result of the sale of INTERMAT, which had a significantly higher percentage of these costs than the In-Plant Store business. In-Plant Store selling, general and administrative expenses for the three months ended March 31, 2000, as a percentage of revenues, were comparable to 1999, despite growth in the business. This reflected higher costs for In-Site infrastructure, temporary labor and travel in connection with the implementation of In-Site and changes in the Company's employee benefits.

         Loss from discontinued operations was $650,000, net of income tax benefit of $350,000, for the three months ended March 31, 2000, reflecting a charge for contractual obligations from a prior sale of a business.

         Interest expense, net was $414,000 for the three months ended March 31, 2000 compared to interest expense, net of $73,000 for the three months ended March 31, 1999. The increase reflects higher average borrowings in 2000 against the Company's credit facility. On March 2, 2000, the Company used a portion of the net proceeds from the sale of INTERMAT to repay all outstanding borrowings under its credit facility.

         Net income for the three months ended March 31, 2000 was $25,259,000, compared to net income of $75,000 in 1999, as a result of the sale of INTERMAT and the other operating results previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's credit facility provides maximum borrowings of $50,000,000. As of March 31, 2000, there were no borrowings outstanding under the credit facility. Future borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

         Income from continuing operations of $25,909,000 for the three months ended March 31, 2000, included a gain from the sale of INTERMAT, net of taxes, of approximately $26,544,000. After adjusting for the noncash effect of the INTERMAT sale, net cash used by operating activities was $7,874,000 for the three months ended March 31, 2000 compared to net cash provided of $329,000 in 1999. The increase resulted primarily due to an increase in accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. Accounts receivable and inventories increased primarily due to the increase in the number of In-Plant Store facilities, as well as the maturation of facilities opened in the last 3 quarters. Accounts payable and accrued expenses increased primarily due to higher inventory levels.

         The net cash provided by investing activities was $49,248,000 for the three months ended March 31, 2000 compared to net cash used of $1,983,000 in 1999. Cash was provided from the sale of INTERMAT and was partially offset by expenditures for computer systems and related equipment, which were lower in 2000 than in 1999.

         The net cash used in financing activities was $31,414,000 for the three months ended March 31, 2000 compared to net cash provided of $1,412,000 in 1999. The net cash used in 2000 reflected payment of a $1,400,000 note to an officer of the Company and the payment of all outstanding borrowings under the credit facility with INTERMAT sale proceeds. In 1999, cash was provided primarily from the Company's credit facility.

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

10.1        Stock Purchase Agreement between Strategic Distribution, Inc. and
            Project Software & Development, Inc., dated as of January 11, 2000
            (incorporated by reference to Exhibit 2.1 of the Company's Current
            Report on Form 8-K, filed with the Securities and Exchange
            Commission on March 17, 2000 (the "March 17, 2000 Form 8-K")).

10.2        Amendment No. 1, dated as of February 29, 2000 to Stock Purchase
            Agreement between Strategic Distribution, Inc. and Project Software
            & Development, Inc., dated as of January 11, 2000 (incorporated by reference to Exhibit 2.2 of the Company's March 17, 2000 Form 8-K.

10.3        Consent and Release, dated February 29, 2000, by and among Bank of
            America, N.A., Mellon Bank, N.A., Industrial Systems Associates,
            Inc. and INTERMAT, Inc., relating to the Loan and Security
            Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent, Industrial Systems Associates, Inc. as a Borrower and
            INTERMAT, Inc. as a Borrower.

10.4        Waiver and Amendment No. 1 to Loan and Security Agreement, dated
            March 2, 2000, by and among Bank of America, N.A., Mellon Bank,
            N.A., Industrial Systems Associates, Inc. and INTERMAT, Inc., amending the Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent, Industrial Systems Associates, Inc. as a Borrower and
            INTERMAT, Inc. as a Borrower.

27          Financial Data Schedule

(b).   Reports on Form 8-K:

       The Company filed a Current Report on Form 8-K dated March 2, 2000, during the first quarter of 2000. Pursuant to Item 2 and Item 7 of Form
       8-K, the Company reported the sale of its wholly-owned subsidiary, INTERMAT,INC., to Project Software & Development, Inc. for $55,000,000 in cash. The following pro forma condensed consolidated financial statements of the Company were filed as part of the report:

       Introduction

       Pro Forma Condensed Consolidated Balance Sheet at September 30, 1999
       (Unaudited)

       Pro Forma Condensed Consolidated Statement of Operations for the Year
       Ended December 31, 1998 (Unaudited)

       Pro Forma Condensed Consolidated Statement of Operations for the Nine
       Months Ended September 30, 1999 (Unaudited)

       Notes to Pro Forma Condensed Consolidated Financial Statements

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Strategic Distribution, Inc.

Date: May 11, 2000                                 By: /s/ John M. Sergey
                                                      -------------------------
                                                      John M. Sergey
                                                      President and Chief
                                                      Executive Officer

Date: May 11, 2000                                 By: /s/ David L. Courtright
                                                      --------------------------
                                                      David L. Courtright,
                                                      Controller and
                                                      Chief Accounting Officer