Form 10-Q
period 2000-06-30
STRATEGIC DISTRIBUTION INC
filed 2000-08-11
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2000
                               --------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission file number    0-5228
                       ------------------------------

                        STRATEGIC DISTRIBUTION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     22-1849240
-------------------------------------------------------------------------------

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

                                                    Yes    X      No

Number of Common Shares outstanding at August 4, 2000:  30,912,210

                                TABLE OF CONTENTS



                                                                       PAGE NO.

                         PART I - FINANCIAL INFORMATION

ITEM 1

               Consolidated Financial Statements:


               -     Consolidated Balance Sheets -                     1
                     June 30, 2000 (unaudited)
                     and December 31, 1999

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months and Six
                     Months Ended June 30, 2000 and 1999

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Six Months Ended
                     June 30, 2000 and 1999

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

ITEM 2

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     6

ITEM 3

               Quantitative and Qualitative Disclosures About
               Market Risk                                            11

                           PART II - OTHER INFORMATION

ITEM 4

               Submission of Matters to a Vote of Security
               Holders                                                12

ITEM 6

               Exhibits and Reports on Form 8-K                       12

               Signatures                                             14

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)


                                                                   June 30,    December 31,
                                                                     2000          1999
                                                                 -----------   ------------
                                                                 (unaudited)

                               ASSETS
 Current assets:
   Cash and cash equivalents                                      $   1,529    $   1,508
   Accounts receivable, net                                          62,577       53,137
   Current portion of notes receivable                                1,083          583
   Inventories                                                       61,324       46,458
   Prepaid expenses and other current assets                            647          675
   Deferred income taxes                                              1,466       10,555
                                                                  ---------    ---------
        Total current assets                                        128,626      112,916
 Notes receivable                                                       924        1,424
 Property and equipment, net                                         15,428       17,273
 Intangible assets, net                                               2,113        6,230
 Other assets                                                           811          682
                                                                  ---------    ---------
        Total assets                                              $ 147,902    $ 138,525
                                                                  =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses                          $  48,569    $  40,264
   Current portion of long-term debt                                     23        1,422
   Net liabilities of discontinued operations                         2,236        1,230
                                                                  ---------    ---------
        Total current liabilities                                    50,828       42,916
 Long-term debt                                                       6,514       29,926
 Deferred income taxes                                                   72          120
                                                                  ---------    ---------
        Total liabilities                                            57,414       72,962
                                                                  ---------    ---------
 Stockholders' equity:
   Preferred stock, par value $.10 per share
     Authorized:  500,000 shares; issued and outstanding:  none          --           --
   Common stock, par value $.10 per share
      Authorized:  50,000,000 shares; issued and
      outstanding: 31,380,210 and 31,380,210 shares                   3,138        3,138
   Additional paid-in capital                                        95,184       95,184
   Accumulated deficit                                               (5,483)     (30,516)
   Notes receivable from related parties                             (1,303)      (1,374)
   Treasury stock, at cost (468,000 and 388,000 shares)              (1,048)        (869)
                                                                  ---------    ---------
        Total stockholders' equity                                   90,488       65,563
                                                                  ---------    ---------
        Total liabilities and stockholders' equity                $ 147,902    $ 138,525
                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

           STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations

                            (unaudited)

                 (in thousands, except share data)



                                                          Three months ended June 30,       Six months ended June 30,
                                                          ----------------------------    ----------------------------
                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------
 Revenues                                                 $     90,817    $     73,292    $    178,126    $    138,275
 Cost and expenses:
   Cost of materials                                            74,148          57,867         143,716         108,809
   Operating wages and benefits                                  6,714           5,613          13,727          10,982
   Other operating expenses                                      2,369           2,065           5,172           3,916
   Selling, general and administrative expenses                  7,996           7,535          16,492          14,208
                                                          ------------    ------------    ------------    ------------
 Total costs and expenses                                       91,227          73,080         179,107         137,915
                                                          ------------    ------------    ------------    ------------
           Operating income (loss)                                (410)            212            (981)            360
 Gain on sale of subsidiary                                         --              --          43,185              --
 Interest income (expense):
   Interest expense                                                (55)           (274)           (599)           (420)
   Interest income                                                 112              76             242             149
                                                          ------------    ------------    ------------    ------------
 Interest income (expense), net                                     57            (198)           (357)           (271)
                                                          ------------    ------------    ------------    ------------
           Income (loss) before income taxes                      (353)             14          41,847              89
 Income tax benefit (expense)                                      127              --         (16,164)             --
                                                          ------------    ------------    ------------    ------------
       Income (loss) from continuing operations                   (226)             14          25,683              89
 Loss on sale of discontinued operations, net of tax                --              --            (650)             --
                                                          ------------    ------------    ------------    ------------
           Net income (loss)                              $       (226)   $         14    $     25,033    $         89
                                                          ============    ============    ============    ============
 Net income (loss) per common share - basic and diluted
       Income (loss) from continuing operations           $      (0.01)   $       0.00    $       0.83    $       0.00
       Loss from discontinued operations                            --              --           (0.02)             --
                                                          ------------    ------------    ------------    ------------
       Net income (loss)                                  $      (0.01)   $       0.00    $       0.81    $       0.00
                                                          ============    ============    ============    ============
 Weighted average number of shares of common
  stock outstanding:
             Basic                                          30,912,210      31,007,329      30,950,452      31,124,959
                                                          ============    ============    ============    ============
             Diluted                                        30,912,210      31,102,375      30,995,914      31,222,107
                                                          ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)



                                                                Six months ended June 30,
                                                                -------------------------
                                                                  2000             1999
                                                                --------         --------

 Cash flows from operating activities:
   Income from continuing operations                            $ 25,683          $    89
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                               2,258            1,837
       Gain on sale of subsidiary                                (43,185)              --
       Deferred income taxes                                       9,041               --
   Changes in operating assets and liabilities:
       Accounts receivable                                       (11,507)          (9,344)
       Inventories                                               (14,867)          (6,127)
       Prepaid expenses and other current assets                    (111)            (136)
       Accounts payable and accrued expenses                       8,967           14,284
       Other, net                                                   (239)              91
                                                                --------         --------
      Net cash provided by (used in) continuing operations       (23,960)             694
   Discontinued operations:
     Net loss                                                       (650)              --
     Increase in net liabilities                                   1,005              238
                                                                --------         --------
          Net cash provided by (used in) operating activities    (23,605)             932
 Cash flows from investing activities:
      Proceeds from sale of business, net                         50,356               44
      Additions of property and equipment                         (1,811)          (4,350)
                                                                --------         --------
          Net cash provided by (used in) investing activities     48,545           (4,306)
                                                                --------         --------
 Cash flows from financing activities:
      Repurchase of common stock                                    (108)            (713)
      Proceeds from (repayment of) notes payable                 (23,400)           4,500
      Repayment of long-term obligations                          (1,411)             (10)
                                                                --------         --------
          Net cash provided by (used in) financing activities    (24,919)           3,777
                                                                --------         --------
          Increase  in cash and cash equivalents                      21              403
 Cash and cash equivalents, beginning of the period                1,508            1,322
                                                                --------         --------
 Cash and cash equivalents, end of the period                   $  1,529         $  1,725
                                                                ========         ========
 Supplemental cash flow information:
          Taxes paid                                            $  3,321         $    129
                                                                ========         ========
          Interest paid                                         $    928         $    298
                                                                ========         ========

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2000 and 1999 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

2. On March 2, 2000, the Company completed the sale of its INTERMAT, Inc. subsidiary ("INTERMAT") to Project Software & Development, Inc. ("PSDI") for $55,000,000 in cash. The Company realized a gain on sale of subsidiary of $43,185,000, or approximately $26,544,000 after tax, on the transaction. The disposition was made pursuant to the terms of that certain Stock Purchase Agreement between the Company and PSDI, dated as of January 11, 2000 and as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of February 29, 2000.

3. Under terms of a 1997 sale of a business, the Company is required to repurchase certain inventory of the sold business that remained as of June 2, 2000. During June 2000, the Buyer notified the Company that the amount of such inventory was approximately $2,200,000. Based on data provided by the Buyer, the Company believes the value of such inventory to be less than the asserted amount and is in the process of evaluating the claim. The Company believes that it has adequately provided for its obligations under the contract and that any liability resulting from the claim will not have a material impact to its consolidated financial position or results of operations.

4. The Company has a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate (9.5% as of June 30, 2000) and/or a Eurodollar rate, with a commitment fee of 0.25% per annum on the unused portion of the credit available. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the effective interest rate on borrowings up to $25,000,000. As of June 30, 2000, there was $6,500,000 of borrowings outstanding under the credit facility at an interest rate of 9.5%.

5. Net loss per common share - basic and diluted are equal for the three months ended June 30, 2000, because the effect of the assumed issuance of potential shares of common stock is antidilutive. For the three months ended June 30, 1999 and the six months ended June 30, 2000 and 1999, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 95,046, 45,462 and 97,148 shares respectively, under the treasury stock method. Options to purchase approximately 3,965,000 shares at prices ranging from $2.50 to $8.00 per share were outstanding during the three months ended June 30, 1999, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on June 30, 1999. As of June 30, 2000 and 1999, there were stock options outstanding for approximately 2,963,000 and 4,142,000 common shares.

6. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers. The Company provides inventory management technology and services ("data management services") to In-Plant Store customers and previously provided such services to industrial users other than In-Plant Store-Registered Trademark- customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. Data management services to customers other than In-Plant Store customers were provided primarily through INTERMAT. During the three months ended June 30, 2000 and 1999, revenues from data management services to customers other than In-Plant Store customers amounted to $0 and $1,880,000. During the six months ended June 30, 2000 and 1999, revenues from data management services to customers other than In-Plant Store customers amounted to $1,463,000 and $3,778,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Certain statements in this Form 10-Q constitute forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to manage growth, termination of contracts by the Company's customers, competition in the Company's business, the Company's dependence on key personnel, and the effects of recession on the Company and its customers. In the event of an economic downturn, the Company could experience reduced volume of business from its existing customers, as well as lost volume due to plant shutdowns or consolidations by the Company's customers.

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store Trademark program. At June 30, 2000, the Company had 181 In-Plant Store facilities in the United States and Mexico.

SALE OF SUBSIDIARY

         On March 2, 2000, the Company completed the sale of INTERMAT for $55,000,000 in cash. The Company realized a gain on sale of subsidiary of $43,185,000, or approximately $26,544,000 after tax, on the transaction. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use both current and future INTERMAT technology in the In-Plant Store operation. A portion of the net proceeds from the INTERMAT sale transaction was used to repay all outstanding bank borrowings as of March 2, 2000. The balance of the net proceeds was used to pay federal tax deposits in connection with the sale and to fund the expansion of the In-Plant Store program.

SYSTEMS IMPLEMENTATION

         In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. The new systems are referred to as the In-Site-TM- systems. During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Communications installations, establishment of a dedicated telecommunications network with the Company's data processing center, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced in the second quarter of 1999. During the second half of 1999, the Company experienced unanticipated difficulties with data conversion from existing systems and in the flow and integration of information into the financial systems. The Company also extended the deployment schedule into 2000 in order to allow sufficient time and resources to successfully complete the project. The implementation problems and schedule changes have resulted in increased overtime, temporary labor, travel and outside consultant expenses. As of June 30, 2000, the In-Site operating system deployment was approximately 80% complete and is expected to be substantially complete by the end of 2000.

RESULTS OF OPERATIONS

     The following table of revenues and percentages sets forth selected items of the results of operations.


                                                             Three months ended      Six months ended
                                                                  June 30,               June 30,
                                                             ------------------      -----------------
                                                              2000       1999         2000      1999
                                                             -------   --------     --------  --------

                                                                          (dollars in thousands)


Revenues                                                     $90,817   $73,292      $178,126   $138,275
                                                               100.0%    100.0%        100.0%     100.0%

Cost of materials                                               81.7      78.9          80.7       78.7
Operating wages and benefits                                     7.4       7.7           7.7        7.9
Other operating expenses                                         2.6       2.8           2.9        2.8
Selling, general and administrative expenses                     8.8      10.3           9.3       10.3
Operating income (loss)                                         (0.5)      0.3          (0.6)       0.3
Gain on sale of subsidiary                                        --        --          24.2         --
Interest income (expense), net                                   0.1      (0.3)         (0.2)      (0.2)
Income (loss) before income taxes                               (0.4)       --          23.4        0.1
Income tax benefit (expense)                                     0.1        --          (9.1)        --
Income (loss) from continuing operations                        (0.3)       --          14.3        0.1
Loss on sale of discontinued operations, net of tax               --        --          (0.4)        --
Net income (loss)                                               (0.3)       --          13.9        0.1


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues for the three months ended June 30, 2000 increased 23.9% to $90,817,000 from $73,292,000 for the three months ended June 30, 1999. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters. The number of In-Plant Store facilities increased from 153 at June 30, 1999, to 181 at June 30, 2000. During the three months ended June 30, 2000 and 1999, three In-Plant Store customers comprised approximately 27% and 21% of the Company's revenues although no customer exceeded 10% in 1999. One In-Plant Store customer represented approximately 14% of revenues for the three months ended June 30, 2000.

         Cost of materials as a percentage of revenues increased to 81.7% for the three months ended June 30, 2000, from 78.9% in 1999. The increase was primarily due to lower data management service revenues as a result of the sale of INTERMAT. Direct material costs associated with data management services were insignificant. The consolidated percentage increase also reflects a change in revenue mix and higher freight costs for the In-Plant Store operations for the three months ended June 30, 2000 as compared to 1999.

         Operating wages and benefits expenses as a percentage of revenues decreased to 7.4% for the three months ended June 30, 2000 from 7.7% in 1999. This decrease reflects growth in the Mexican In-Plant Store business, which had lower wages as a percentage of revenues than the United States business, and the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

         Other operating expenses as a percentage of revenues decreased to 2.6% for the three months ended June 30, 2000 from 2.8% in 1999. The decrease reflects the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations. The decrease was partially offset by higher costs for In-Site systems, including amortization of capitalized costs, telecommunications network costs and higher temporary labor costs in connection with the implementation.

         Selling, general and administrative expenses as a percentage of revenues decreased to 8.8% for the three months ended June 30, 2000 from 10.3% in 1999. The decrease was primarily due to the decline in data management service revenues as a result of the sale of INTERMAT, which had a significantly higher percentage of these costs than the In-Plant Store business. In-Plant Store selling, general and administrative expenses for the three months ended June 30, 2000, as a percentage of revenues, were lower than 1999. Higher costs for In-Site infrastructure, temporary labor and travel in connection with the implementation of In-Site systems were more than offset as a percentage of revenues, as the Company leveraged the overall growth of the business.

         Interest income, net was $57,000 for the three months ended June 30, 2000 compared to interest expense, net of $198,000 for the three months ended June 30, 1999. During the 2000 quarter, the Company invested available net proceeds from the INTERMAT sale.

         Net loss for the three months ended June 30, 2000 was $226,000, net of an income tax benefit of $127,000, compared to net income of $14,000 in 1999, as a result of the operating results previously discussed.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues for the six months ended June 30, 2000 increased 28.8% to $178,126,000 from $138,275,000 for the six months ended June 30, 1999. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters. The number of In-Plant Store facilities increased from 153 at June 30, 1999 to 181 at June 30, 2000. During the six months ended June 30, 2000 and 1999, three In-Plant Store customers comprised approximately 26% and 19% of the Company's revenues although no customer exceeded 10% in 1999. One In-Plant Store customer represented approximately 14% of revenues for the six months ended June 30, 2000.

         Cost of materials as a percentage of revenues increased to 80.7% for the six months ended June 30, 2000 from 78.7% in 1999. The increase was primarily due to lower data management service revenues as a result of the sale of INTERMAT. Direct material costs associated with data management services were insignificant. The consolidated percentage increase also reflects a change in revenue mix and higher freight costs for the In-Plant Store operations for the six months ended June 30, 2000 as compared to 1999.

         Operating wages and benefits expenses as a percentage of revenues decreased to 7.7% for the six months ended June 30, 2000 from 7.9% in 1999. This decrease reflects growth in the Mexican In-Plant Store business, which had lower wages as a percentage of revenues than the United States business, and the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

         Other operating expenses as a percentage of revenues increased to 2.9% for the six months ended June 30, 2000 from 2.8% in 1999. The increase reflects higher costs for In-Site systems, including amortization of capitalized costs, telecommunications network costs and higher temporary labor costs in connection with the implementation. The decrease was partially offset by lower costs related to the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

         Selling, general and administrative expenses as a percentage of revenues decreased to 9.3% for the six months ended June 30, 2000 from 10.3% in 1999. The decrease was primarily due to the decline in data management service revenues as a result of the sale of INTERMAT, which had a significantly higher percentage of these costs than the In-Plant Store business. In-Plant Store selling, general and administrative expenses for the six months ended June 30, 2000, as a percentage of revenues, were comparable to 1999, despite growth in the business. This reflected higher costs for In-Site infrastructure, temporary labor and travel in connection with the implementation of In-Site systems.

         Loss from discontinued operations was $650,000, net of income tax benefit of $350,000, for the six months ended June 30, 2000, reflecting a charge for contractual obligations from a prior sale of a business.

         Interest expense, net was $357,000 for the six months ended June 30, 2000 compared to interest expense, net of $271,000 for the six months ended June 30, 1999. The increase reflects higher average borrowings in 2000 against the Company's credit facility, as well as cumulative increases of 1.75% in the prime borrowing rate since June 30, 1999.

         Net income for the six months ended June 30, 2000 was $25,033,000, compared to net income of $89,000 in 1999, as a result of the sale of INTERMAT and the other operating results previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's credit facility provides maximum borrowings of $50,000,000. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the Company's borrowing rate. As of June 30, 2000, there were $6,500,000 of borrowings outstanding under the credit facility at an interest rate of 9.5%. Future borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

         Income from continuing operations of $25,683,000 for the six months ended June 30, 2000, included a gain from the sale of INTERMAT, net of taxes, of approximately $26,544,000. After adjusting for the noncash effect of the INTERMAT sale, net cash used by operating activities was $23,605,000 for the six months ended June 30, 2000 compared to net cash provided of $932,000 in 1999. The increase resulted primarily due to an increase in accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. Accounts receivable and inventories increased primarily due to the increase in the number of In-Plant Store facilities, as well as the maturation of facilities opened in the last 3 quarters. Accounts payable and accrued expenses increased primarily due to higher inventory levels.

         The net cash provided by investing activities was $48,545,000 for the six months ended June 30, 2000 compared to net cash used of $4,306,000 in 1999. Cash was provided from the sale of INTERMAT and was partially offset by expenditures for computer systems and related equipment, which were lower in 2000 than in 1999.

         The net cash used in financing activities was $24,919,000 for the six months ended June 30, 2000 compared to net cash provided of $3,777,000 in 1999. The net cash used in 2000 reflected payment of a $1,400,000 note to an officer of the Company, the payment of all outstanding borrowings under the credit facility with INTERMAT sale proceeds as of March 2, 2000, less subsequent borrowings under the credit facility in June 2000. In 1999, cash was provided primarily from the Company's credit facility.

         The Company believes that cash on hand, cash generated from future operations, and cash from the credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program and completion of the In-Site project.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)". The statement is effective for fiscal years beginning after June 15, 2000.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is generally effective for transactions occurring after July 1, 2000, but applies to option repricings and certain other transactions after December 15, 1998.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The implementation of SAB 101 has been delayed and will be effective for the Company in the fourth quarter of 2000.

         The Company believes adoption of the accounting standards will not have a material effect on the Company's financial position or results of operations.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

                                     PART II

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company's 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting") was held on May 17, 2000. At the 2000 Annual Meeting, William R. Berkley, Andrew M. Bursky, Arnold W. Donald, Catherine B. James, Robert D. Neary, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and John M. Sergey were elected to the Company's Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualify, or until their earlier resignation or removal. At the 2000 Annual Meeting, 23,404,585 shares were voted for Mr. Berkley and 580,913 votes were withheld, 23,374,385 shares were voted for Mr. Bursky and 611,113 votes were withheld, 23,404,585 shares were voted for Mr. Donald and 580,913 votes were withheld, 23,404,378 shares were voted for Ms. James and 581,120 votes were withheld, 23,403,879 shares were voted for Mr. Neary and 581,619 votes were withheld, 23,374,585 shares were voted for Mr. Nusbaum and 610,913 votes were withheld, 23,404,585 shares were voted for Mr. Polan and 580,913 votes were withheld, 23,404,379 shares were voted for Mr. Quain and 581,119 votes were withheld, 23,404,123 shares were voted for Mr. Sergey and 581,375 votes were withheld.

              At the 2000 Annual Meeting, holders of Common Stock were asked to (i) approve the increase to 275,000 in the number of shares of Common Stock reserved for issuance under the Company's Amended and Restated 1996 Non-Employee Director Stock Plan ("Proposal II"), and (ii) ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 ("Proposal III"). The following table sets forth the shares of Common Stock voted for, against, and abstaining with respect to Proposal II and Proposal III. There were no broker non-votes with respect to either Proposal II or Proposal III.


                            PROPOSAL              FOR             AGAINST       ABSTAINING

              Proposal II    22,738,320      1,236,435              10,743
              Proposal III   23,759,306         22,306             203,885

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

10.1 First Amended and Restated Loan and Security Agreement, dated April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower.

10.2 Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated July 21, 2000, by and among Bank of America, N.A., Mellon Bank, N.A. and Industrial Systems Associates, Inc., amending the First Amended and Restated Loan and Security Agreement, dated as of April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower.

27             Financial Data Schedule

(b).   Reports on Form 8-K:

       The Company did not file any Reports on Form 8-K during the second quarter of 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Strategic Distribution, Inc.

Date: August 11, 2000                      By: /s/ John M. Sergey
                                              -------------------------
                                              John M. Sergey
                                              President and Chief
                                              Executive Officer

Date: August 11, 2000                      By: /s/ David L. Courtright
                                              ---------------------------
                                              David L. Courtright,
                                              Controller and
                                              Chief Accounting Officer

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

4.2 The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementary copies of these instruments to the Commission upon request.

10.3 First Amended and Restated Loan and Security Agreement, dated April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower.

10.4 Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated July 21, 2000, by and among Bank of America, N.A., Mellon Bank, N.A. and Industrial Systems Associates, Inc., amending the First Amended and Restated Loan and Security Agreement, dated as of April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower.

27             Financial Data Schedule