Form 10-Q
period 2000-09-30
STRATEGIC DISTRIBUTION INC
filed 2000-11-14
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   SEPTEMBER 30, 2000
                               -------------------------------------------------
                                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________


Commission file number 0-5228
                       -------------------------

                          STRATEGIC DISTRIBUTION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                       22-1849240
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

3220 TILLMAN DRIVE, SUITE 200, BENSALEM, PA           19020
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
                                             Yes    X      No
                                                 ------       -----

Number of Common Shares outstanding at November 8, 2000: 30,912,210

                                TABLE OF CONTENTS


                                                                   PAGE NO.
                                                                   --------

                         PART I - FINANCIAL INFORMATION
ITEM 1
               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     September 30, 2000 (unaudited)
                     and December 31, 1999

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months and Nine
                     Months Ended September 30, 2000 and 1999

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Nine Months Ended
                     September 30, 2000 and 1999

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

ITEM 2
               Management's Discussion and Analysis of Financial       7
               Condition and Results of Operations

ITEM 3
               Quantitative and Qualitative Disclosures About
               Market Risk                                             13



                           PART II - OTHER INFORMATION

ITEM 6
               Exhibits and Reports on Form 8-K                        14

               Signatures                                              15


                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)


                                                                 September 30,  December 31,
                                                                     2000          1999
                                                                 -------------  ------------
                                                                 (unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                                       $   1,365     $   1,508
  Accounts receivable, net                                           66,646        53,137
  Current portion of notes receivable                                 1,333           583
  Inventories                                                        61,807        46,458
  Prepaid expenses and other current assets                             468           675
  Deferred income taxes                                               2,866        10,555
                                                                  ---------     ---------
       Total current assets                                         134,485       112,916

Notes receivable                                                        674         1,424
Property and equipment, net                                          13,789        17,273
Intangible assets, net                                                2,084         6,230
Other assets                                                            870           682
                                                                  ---------     ---------
       Total assets                                               $ 151,902     $ 138,525
                                                                  =========     =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                           $  49,031     $  40,264
  Current portion of long-term debt                                      23         1,422
  Net liabilities of discontinued operations                          2,249         1,230
                                                                  ---------     ---------
       Total current liabilities                                     51,303        42,916

Long-term debt                                                       15,608        29,926
Deferred income taxes                                                    72           120
                                                                  ---------     ---------
       Total liabilities                                             66,983        72,962
                                                                  ---------     ---------
Stockholders' equity:
  Preferred stock, par value $.10 per share
    Authorized:  500,000 shares; issued and outstanding:  none           --            --
  Common stock, par value $.10 per share
     Authorized:  50,000,000 shares; issued and
     outstanding: 31,380,210 and 31,380,210 shares                    3,138         3,138
  Additional paid-in capital                                         95,184        95,184
  Accumulated deficit                                               (11,052)      (30,516)
  Notes receivable from related parties                              (1,303)       (1,374)
  Treasury stock, at cost (468,000 and 388,000 shares)               (1,048)         (869)
                                                                  ---------     ---------
       Total stockholders' equity                                    84,919        65,563
                                                                  ---------     ---------
       Total liabilities and stockholders' equity                 $ 151,902     $ 138,525
                                                                  =========     =========



          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)

                        (in thousands, except share data)


                                                           Three months ended September 30,         Nine months ended September 30,
                                                         -----------------------------------      ---------------------------------
                                                              2000            1999                     2000             1999
                                                          ------------    ------------             ------------    ------------
Revenues                                                  $     85,895    $     74,353             $    264,021    $    212,628
 Cost and expenses:
   Cost of materials                                            73,036          59,059                  216,752         167,868
   Operating wages and benefits                                  6,866           6,007                   20,593          16,989
   Other operating expenses                                      2,310           2,634                    7,482           6,550
   Selling, general and administrative expenses                  8,470           8,317                   24,962          22,525
   Employment contract settlement and asset
     impairment expenses                                         3,098              --                    3,098              --
                                                          ------------    ------------             ------------    ------------
 Total costs and expenses                                       93,780          76,017                  272,887         213,932
                                                          ------------    ------------             ------------    ------------
           Operating loss                                       (7,885)         (1,664)                  (8,866)         (1,304)
 Gain on sale of subsidiary                                         --              --                   43,185              --
 Interest income (expense):
   Interest expense                                               (254)           (372)                    (853)           (792)
   Interest income                                                  35              79                      277             228
                                                          ------------    ------------             ------------    ------------
 Interest expense, net                                            (219)           (293)                    (576)           (564)
                                                          ------------    ------------             ------------    ------------
           Income (loss) before income taxes                    (8,104)         (1,957)                  33,743          (1,868)
 Income tax benefit (expense)                                    2,535              --                  (13,629)             --
                                                          ------------    ------------             ------------    ------------
       Income (loss) from continuing operations                 (5,569)         (1,957)                  20,114          (1,868)
 Loss on sale of discontinued operations, net of tax                --              --                     (650)             --
                                                          ============    ============             ============    ============
           Net income (loss)                              $     (5,569)   $     (1,957)            $     19,464    $     (1,868)
                                                          ============    ============             ============    ============

 Net income (loss) per common share - basic and diluted
       Income (loss) from continuing operations           $      (0.18)   $      (0.06)            $       0.65    $      (0.06)
       Loss from discontinued operations                            --              --                    (0.02)             --
                                                          ------------    ------------             ------------    ------------
       Net income (loss)                                  $      (0.18)   $      (0.06)            $       0.63    $      (0.06)
                                                          ============    ============             ============    ============
 Weighted average number of shares of common
 stock outstanding:
             Basic                                          30,912,210      30,989,441               30,937,611      31,079,290
                                                          ============    ============             ============    ============
             Diluted                                        30,912,210      30,989,441               30,967,808      31,079,290
                                                          ============    ============             ============    ============







          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)


                                                             Nine months ended September 30,
                                                            --------------------------------
                                                                  2000            1999
                                                            --------------   ---------------
Cash flows from operating activities:
 Net income (loss) from continuing operations                   $ 20,114     $ (1,868)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Depreciation and amortization                                3,291        2,797
      Employment contract settlement and asset impairment          3,098           --
      Gain on sale of subsidiary                                 (43,185)          --
      Deferred income taxes                                        7,641           --
  Changes in operating assets and liabilities:
      Accounts receivable                                        (15,577)     (10,987)
      Inventories                                                (15,349)      (9,881)
      Prepaid expenses and other current assets                       68         (443)
      Accounts payable and accrued expenses                        7,914       13,224
      Other, net                                                    (352)         516
                                                                --------     --------
     Net cash used in continuing operations                      (32,337)      (6,642)
  Discontinued operations:
    Net loss                                                        (650)          --
    Increase in net liabilities                                    1,019          201
                                                                --------     --------
         Net cash used in operating activities                   (31,968)      (6,441)
Cash flows from investing activities:
     Proceeds from sale of business, net                          50,356          338
     Additions of property and equipment                          (2,707)      (5,852)
                                                                --------     --------
         Net cash provided by (used in) investing activities      47,649       (5,514)
                                                                --------     --------
Cash flows from financing activities:
     Repurchase of common stock                                     (108)        (706)
     Proceeds from (repayment of) notes payable                  (14,300)      12,500
     Repayment of long-term obligations                           (1,416)         (14)
                                                                --------     --------
         Net cash provided by (used in) financing activities     (15,824)      11,780
                                                                --------     --------
         Decrease in cash and cash equivalents                      (143)        (175)
Cash and cash equivalents, beginning of the period                 1,508        1,322
                                                                --------     --------
Cash and cash equivalents, end of the period                    $  1,365     $  1,147
                                                                ========     ========
Supplemental cash flow information:
         Taxes paid                                             $  4,837     $    142
                                                                ========     ========
         Interest paid                                          $  1,116     $    557
                                                                ========     ========








          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)



1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2000 and 1999 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

2. On March 2, 2000, the Company completed the sale of its INTERMAT, Inc. subsidiary ("INTERMAT") to Project Software & Development, Inc. ("PSDI") for $55,000,000 in cash. The Company realized a gain on sale of the subsidiary of $43,185,000, or approximately $26,544,000 after tax. The disposition was made pursuant to the terms of the Stock Purchase Agreement between the Company and PSDI, dated as of January 11, 2000 and as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of February 29, 2000.

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


4. During the three months ended September 30, 2000, the Company's former Chief Executive Officer resigned and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. Under terms of the agreement, the Company is obligated to pay salary continuation and benefits through May 1, 2003.

5. During the three months ended September 30, 2000, the Company recorded a charge of $1,584,000 related to the write-down of certain fixed assets. The impaired assets were a document processing and imaging system, software developed primarily for interfaces between the Company's legacy operating systems and certain client systems, and electronic and print user reference materials for the Company's In-Site-TM- ERP system. The Company has seen rapid advances in technology related to its ERP system software. In order to maintain a software environment scalable for future business expansion and readily adaptable to software upgrades, the Company strategically evaluated use of its development resources and determined that modification of the document processing system and legacy interface software for use with the current ERP system was not cost effective. The Company has also dedicated resources to improve system speed and simplify certain processes for users. In conjunction with software design and business process changes during the three months ended September 30, 2000, the Company determined that its user reference materials were outdated. Accordingly, the Company replaced and reprinted the materials in a format that will allow for future changes to be documented and incorporated more efficiently. The charge to operations during the three months ended September 30, 2000 reflects the unamortized net book value of the assets, which the Company no longer uses and which have no future benefit to the Company.

6. The Company has a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate (9.5% as of September 30, 2000) and/or a Eurodollar rate, with a commitment fee of 0.25% per annum on the unused portion of the credit available. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the effective interest rate on borrowings up to $25,000,000. The credit facility is collateralized by substantially all of the assets of the Company and is subject to certain financial covenants when borrowings exceed $25,000,000. As of September 30, 2000, there was $15,600,000 of borrowings outstanding under the credit facility at a weighted average interest rate of 8.5%.

7. Net loss per common share - basic and diluted are equal for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 1999, because the effect of the assumed issuance of potential shares of common stock is antidilutive. For the nine months ended September 30, 2000, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 30,197 shares under the treasury stock method. Options to purchase approximately 2,722,000 shares at prices ranging from $1.70 to $8.00 per share were outstanding during the nine months ended September 30, 2000, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on September 30, 2000. As of September 30, 2000 and 1999, there were stock options outstanding for approximately 2,925,000 and 4,037,000 common shares.

8. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers. The Company provides inventory management technology and services ("data management services") to In-Plant Store(R) customers and previously provided such services to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. Data management services to customers other than In-Plant Store customers were provided primarily through INTERMAT. During the three months ended September 30, 2000 and 1999, revenues from data management services to customers other than In-Plant Store customers amounted to $0 and $1,527,000. During the nine months ended September 30, 2000 and 1999, revenues from data management services to customers other than In-Plant Store customers amounted to $1,463,000 and $5,304,000

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


SYSTEMS IMPLEMENTATION

         In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. The new systems are referred to as In-Site-TM- systems. During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Communications installations, establishment of a dedicated telecommunications network with the Company's data processing center, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced in the second quarter of 1999. During the second half of 1999, the Company experienced unanticipated difficulties with data conversion from existing systems and in the flow and integration of information into the financial systems. The Company also extended the deployment schedule in order to allow sufficient time and resources to successfully complete the project. The implementation problems and schedule changes have resulted in increased overtime, temporary labor, travel and outside consultant expenses. As of September 30, 2000, more than 90% of the Company's In-Plant Store locations were utilizing the In-Site operating system. Conversion of the remaining sites has been postponed until 2001, in order to improve the Company's operating processes at existing In-Plant Store sites and to ensure that these sites are technologically equipped for high service levels.


RESULTS OF OPERATIONS

     The following table of revenues and percentages sets forth selected items of the results of operations.



                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     ------------------                -----------------
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                        -------------                    -------------
                                                    2000            1999             2000              1999
                                                    ----            ----             ----              ----
                                                               (dollars in thousands)
Revenues                                        $  85,895        $  74,353        $  264,021        $  212,628
                                                    100.0%           100.0%            100.0%            100.0%
Cost of materials                                    85.0             79.4              82.1              79.0
Operating wages and benefits                          8.0              8.1               7.8               8.0
Other operating expenses                              2.7              3.5               2.8               3.1
Selling, general and administrative
  expenses                                            9.9             11.2               9.5              10.6
Employment contract settlement and
  asset impairment expenses                           3.6               --               1.2                --
Operating loss                                       (9.2)            (2.2)             (3.4)             (0.7)
Gain on sale of subsidiary                             --               --              16.4                --
Interest expense, net                                (0.2)            (0.3)             (0.2)             (0.3)
Income (loss) before income taxes                    (9.4)            (2.5)             12.8              (1.0)
Income tax benefit (expense)                          2.9               --              (5.2)               --
Income (loss) from continuing operations             (6.5)            (2.5)              7.6              (1.0)
Loss on sale of discontinued
  operations, net of tax                               --               --              (0.3)               --
Net income (loss)                                    (6.5)            (2.5)              7.3              (1.0)


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues for the three months ended September 30, 2000 increased 15.5% to $85,895,000 from $74,353,000 for the three months ended September 30, 1999. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters. Revenues for the three months ended September 30, 2000 decreased by 5.5% when compared to the three months ended June 30, 2000. This decrease is principally attributable to the termination of certain In-Plant Store site contracts. These terminations reflect several client plant shut downs, performance difficulties related to the installation and operation of In-Site, and a number of sites producing less than acceptable levels of operating income. During the three months ended September 30, 2000 and 1999, three In-Plant Store customers, in the aggregate, comprised approximately 29.7% and 21.7% of the Company's revenues although no customer exceeded 10% in 1999. One of the In-Plant Store customers represented approximately 17.3% of revenues for the three months ended September 30, 2000.

         Cost of materials as a percentage of revenues increased to 85.0% for the three months ended September 30, 2000 from 79.4% in 1999. Approximately 3.2% of the increase relates to significant charges recorded during the period related to the termination of certain unprofitable In-Plant Store sites. Cost of materials as a percentage of revenues for the In-Plant Store business was comparable to the three months ended June 30, 2000 before consideration of the significant charges. The remainder of the increase was primarily due to lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT. Direct material costs associated with data management services were insignificant.

         Operating wages and benefits expenses as a percentage of revenues decreased to 8.0% for the three months ended September 30, 2000 from 8.1% in 1999. This decrease reflects the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations. The decrease was partially offset by increased wages and benefits for the Mexico In-Plant Store operations necessary to attract and retain qualified operating personnel to manage growth in the business.

         Other operating expenses as a percentage of revenues decreased to 2.7% for the three months ended September 30, 2000 from 3.5% in 1999. The decrease reflects the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations. The decrease was partially offset by higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs.

         Selling, general and administrative expenses as a percentage of revenues decreased to 9.9% for the three months ended September 30, 2000 from 11.2% in 1999. The decrease was primarily due to the decline in data management service revenues as a result of the first quarter 2000 sale of INTERMAT, which had a significantly higher percentage of these costs than the In-Plant Store business. In-Plant Store selling, general and administrative expenses for the three months ended September 30, 2000, as a percentage of revenues, were slightly lower than 1999, as the Company reduced temporary labor related to the implementation of In-Site systems.

         During the three months ended September 30, 2000, the Company recorded non-recurring charges of $3,098,000 or 3.6% of revenues. The Company's former Chief Executive Officer resigned in this quarter and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. The Company also recorded a charge of $1,584,000 related to the write-down of certain impaired fixed assets. The impaired assets were a document processing and imaging system, software developed primarily for interfaces between the Company's legacy operating systems and certain client systems, and electronic and print user reference materials for the Company's In-Site-TM- ERP system. The Company has seen rapid advances in technology related to its ERP system software. In order to maintain a software environment scalable for future business expansion and readily adaptable to software upgrades, the Company strategically evaluated use of its development resources and determined that modification of the document processing system and legacy interface software for use with the current ERP system was not cost effective. The Company has also dedicated resources to improve system speed and simplify certain processes for users. In conjunction with software design and business process changes during the three months ended September 30, 2000, the Company determined that its user reference materials were outdated. Accordingly, the Company replaced the content and reprinted the materials in a format that will allow for future changes to be documented and incorporated more efficiently. The charge to operations during the three months ended September 30, 2000 reflects the unamortized net book value of the assets, which the Company no longer uses and which have no future benefit to the Company.

         Interest expense, net was $219,000 for the three months ended September 30, 2000 compared to $293,000 for the three months ended September 30, 1999. The decrease reflects lower average borrowings in 2000, although interest rates were significantly higher. The bank's reference rate increased by 1.75% from June 30, 1999 to September 30, 2000.

         Net loss for the three months ended September 30, 2000 was $5,569,000, net of an income tax benefit of $2,535,000, compared to net loss of $1,957,000 in 1999, as a result of the operating results previously discussed.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues for the nine months ended September 30, 2000 increased 24.2% to $264,021,000 from $212,628,000 for the nine months ended September 30, 1999. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters. During the nine months ended September 30, 2000 and 1999, three In-Plant
Store customers, in the aggregate, comprised approximately 26.6% and 20.1% of the Company's revenues although no customer exceeded 10% in 1999. One of the In-Plant Store customers represented approximately 14.8% of revenues for the nine months ended September 30, 2000.

         Cost of materials as a percentage of revenues increased to 82.1% for the nine months ended September 30, 2000 from 79.0% in 1999. Approximately 1.0% of the increase relates to significant charges recorded during the three months ended September 30, 2000 primarily related to the termination of certain unprofitable In-Plant Store sites. The consolidated percentage increase also reflects a change in revenue mix and higher freight costs for the In-Plant Store operations for the nine months ended September 30, 2000 as compared to 1999. Lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT also affected the increase. Direct material costs associated with data management services were insignificant.

         Operating wages and benefits expenses as a percentage of revenues decreased to 7.8% for the nine months ended September 30, 2000 from 8.0% in 1999. This decrease reflects the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations. The decrease was partially offset by increased wages and benefits for the Mexico In-Plant Store operations necessary to attract and retain qualified operating personnel to manage growth in the business.

         Other operating expenses as a percentage of revenues decreased to 2.8% for the nine months ended September 30, 2000 from 3.1% in 1999. The decrease reflects the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations. The decrease was partially offset by higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs.

         Selling, general and administrative expenses as a percentage of revenues decreased to 9.5% for the nine months ended September 30, 2000 from 10.6% in 1999. The decrease was primarily due to the decline in data management service revenues as a result of the first quarter 2000 sale of INTERMAT, which had a significantly higher percentage of these costs than the In-Plant Store business. In-Plant Store selling, general and administrative expenses for the nine months ended September 30, 2000, as a percentage of revenues, were comparable to 1999.

         Interest expense, net was $576,000 for the nine months ended
September 30, 2000 compared to $564,000 for the nine months ended September
30, 1999. The increase reflects lower average borrowings in 2000, but with significantly higher interest rates. The bank's reference rate increased by 1.25% from September 30, 1999 to September 30, 2000.

         Net income for the nine months ended September 30, 2000 was $19,464,000, compared to net loss of $1,868,000 in 1999, as a result of the sale of INTERMAT and the other operating results previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's credit facility provides maximum borrowings of $50,000,000. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the Company's borrowing rate. As of September 30, 2000, there were $15,600,000 of borrowings outstanding under the credit facility at a weighted average interest rate of 8.5%. Future borrowings under the facility are expected to be used primarily to fund working capital requirements for the expansion of the In-Plant Store program.

         Income from continuing operations of $20,114,000 for the nine months ended September 30, 2000, included a gain from the sale of INTERMAT, net of taxes, of approximately $26,544,000. After adjusting for the noncash effect of the INTERMAT sale, net cash used by operating activities was $31,968,000 for the nine months ended September 30, 2000 compared to net cash used of $6,441,000 in 1999. The increase in cash used was primarily due to an increase in accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. Accounts receivable and inventories increased due to the increase in the number of In-Plant Store facilities, the maturation of facilities opened in the last year, and issues related to the implementations of the In-Site systems. Accounts payable and accrued expenses increased primarily due to higher inventory levels.

         The net cash provided by investing activities was $47,649,000 for the nine months ended September 30, 2000 compared to net cash used of $5,514,000 in 1999. Cash was provided from the sale of INTERMAT and was partially offset by expenditures for computer systems and related equipment, which were lower in 2000 than in 1999.

         The net cash used in financing activities was $15,824,000 for the nine months ended September 30, 2000 compared to net cash provided of $11,780,000 in 1999. The net cash used in 2000 reflected payment of a $1,400,000 note to an officer of the Company, the payment of all outstanding borrowings under the credit facility with INTERMAT sale proceeds as of March 2, 2000, less subsequent borrowings under the credit facility through September 30, 2000.
In 1999, cash was provided primarily from the Company's credit facility.

         The Company believes that cash on hand, cash generated from future operations, including improvements in working capital, and cash from the credit facility will generate sufficient funds to permit the Company to support the anticipated expansion of the In-Plant Store program and completion of the In-Site project.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No.
133)". The statement is effective for fiscal years beginning after June 15, 2000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The implementation of SAB 101 has been delayed and will be effective for the Company in the fourth quarter of fiscal 2000.

         The Company believes adoption of these accounting standards will not have a material effect on the Company's financial position or results of operations.

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

10.1 Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated July 21, 2000, by and among Bank of America, N.A., Mellon Bank, N.A. and Industrial Systems Associates, Inc., amending the First Amended and Restated Loan and Security Agreement, dated as of April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower (incorporated by reference to Exhibit
            10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).

27          Financial Data Schedule


(b).   Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Strategic Distribution, Inc.


Date: November 14, 2000                    By: /s/ RONALD C. WHITAKER
                                              -----------------------------
                                              Ronald C. Whitaker,
                                              President and Chief
                                              Executive Officer


Date: November 14, 2000                    By: /s/ MICHAEL F. BONNER
                                              ---------------------------
                                              Michael F. Bonner,
                                              Vice President and
                                              Chief Financial Officer


Date: November 14, 2000                    By: /s/ DAVID L. COURTRIGHT
                                              ---------------------------
                                              David L. Courtright,
                                              Controller and
                                              Chief Accounting Officer

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


10.1 Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated July 21, 2000, by and among Bank of America, N.A., Mellon Bank, N.A. and Industrial Systems Associates, Inc., amending the First Amended and Restated Loan and Security Agreement, dated as of April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower (incorporated by reference to Exhibit
            10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).


27          Financial Data Schedule