Form 10-K405
period 2000-12-31
STRATEGIC DISTRIBUTION INC
filed 2001-03-30
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                     For the transition period from ___________

Commission file Number  0-5228
                       ---------------------------------------------

                          Strategic Distribution, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 22-1849240
-------------------------------          ---------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

3220 Tillman Drive, Suite 200, Bensalem, PA           19020
--------------------------------------------------------------------------
         (Address of principal                     (Zip Code)
           executive offices)

Registrant's telephone number, including area code: (215) 633-1900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
  Title of each class                                which registered
--------------------------                        ------------------------
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

               YES   X   NO
                   -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on March 23, 2001 was approximately $10,900,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

     As of March 23, 2001, the Registrant had outstanding 30,912,210 shares of Common Stock, which is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated by reference in Part III of this Annual Report on Form 10-K.


                                     PART I
ITEM 1. BUSINESS

        (a) GENERAL DEVELOPMENT OF BUSINESS

     Strategic Distribution, Inc. (the "Company") is a Delaware corporation which was organized in 1968. In 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA is a provider of In-Plant Store(R) programs for the procurement, handling and data management of maintenance, repair and operating ("MRO") supplies for large industrial customers in North America.

     In 1997, the Company acquired INTERMAT, Inc. ("INTERMAT"). INTERMAT(R) provided data management services and developed and supplied software for MRO inventory cataloging. On March 2, 2000, the Company completed the sale of INTERMAT to Project Software & Development, Inc. ("PSDI") for $55,000,000 in cash. The Company realized a net gain after tax of approximately $26,544,000 on the transaction. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use both current and future INTERMAT technology in the In-Plant Store operation.

        (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for large industrial customers. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements", Footnote No. 17.

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

IN-PLANT STORE(R) PROGRAM

     The Company provides proprietary MRO supply procurement, handling and data management solutions to industrial sites, through its In-Plant Store program. The Company sells a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as MRO supplies. MRO supplies are frequently low price but critical items, which historically have been characterized by high procurement costs due to inherent inefficiencies in traditional MRO supply distribution methods. The Company's In-Plant Store program, in which large industrial sites outsource the procurement, handling and data management of MRO supplies to the Company, substantially mitigates these inefficiencies by reducing both the process and product costs associated with MRO supply procurement and handling. The Company's In-Plant Store program also helps customers achieve operational improvements, such as reduced plant down-time resulting from unavailable parts and manufacturing process improvements due to better tracking of critical parts. The Company believes that its In-Plant Store program is superior to both traditional and alternative methods of MRO supply distribution in that the In-Plant Store program allows customers to outsource MRO supply distribution and handling activities and concentrate on their core businesses.

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

DATA MANAGEMENT SERVICES

     The Company provides data management services to its In-Plant Store customers using INTERMAT(R) technology. INTERMAT's Standard Modifier Dictionary is an electronic dictionary with over 2,000 formats for building standardized descriptions of MRO items. INTERMAT has used these formats to describe over 6.0 million MRO items for its users, enabling them to describe and maintain their MRO inventories in an organized and consistent fashion. The initial and immediate benefit of the Company's data management services is the identification and reduction of redundant and obsolete inventory. For example, the same MRO item may be used in several different departments at a manufacturing site; each department describes the part differently and, therefore, the different departments do not realize that they are using the same part. Once all MRO parts are systematically described and redundancies are identified, the user is able to consolidate and reduce inventories, thereby reducing its capital investment. The user can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases. In addition, over time, the Company can provide its customers significant value by (i) more quickly and easily identifying and locating MRO items needed by different departments at an industrial site, or by different industrial sites operated by the same company, and (ii) helping locate alternative sources for different MRO items. Once all MRO items are described using Standard Modifier Dictionary formats, the user may realize that different departments have been purchasing equivalent parts from different suppliers at different costs. This realization enables the user to choose the best source and the best price. In addition, Standard Modifier Dictionary formats enable the user to more easily locate new sources for a given product, since Standard Modifier Dictionary formats give purchasing personnel the information they need to obtain price quotes from new suppliers.

CUSTOMERS

     During the year ended December 31, 2000, three customers comprised approximately 28% of the Company's revenues. The Company operated 32 In-Plant Store sites for one such customer, Kraft Foods, Inc., which comprised 15% of the Company's revenues for the year ended December 31, 2000.

     The Company provides its services to its In-Plant Store customers in the United States and North America. During the year ended December 31, 2000, 7.1% of the Company's revenues were from customers in foreign countries, primarily Mexico.

PRODUCTS

         The Company, through the In-Plant Store program, provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:

o  Abrasives                            o  Hoses, pipe fittings and valves
o  Adhesives                            o  HVAC and plumbing equipment
o  Coatings, lubricants and             o  Janitorial supplies
     compounds                          o  Material handling products
o  Cutting, hand, pneumatic and         o  Measuring instruments
     power tools                        o  Power transmission equipment
o  Electrical supplies                  o  Replacement parts
o  Fasteners                            o  Respiratory products
o  Fire protection equipment and        o  Safety products
     clothing                           o  Welding materials

     Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 2000.

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

     The Company also competes, to some extent, with the manufacturers of MRO supplies. The Company believes, however, that most of such manufacturers sell their products through traditional industrial distributors, because the limited range of products that a manufacturer offers cannot compete effectively with the broad product lines and additional services offered by traditional industrial distributors and MRO supply service providers such as the Company.

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

EMPLOYEES

     As of December 31, 2000, the Company had approximately 1,130 employees, of whom approximately 240 were employed in selling and administrative capacities and approximately 890 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently involved in certain legal proceedings incidental to the normal conduct of its business, including collection matters with several terminated accounts. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse affect, individually or in the aggregate, on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". As of March 23, 2001, there were approximately 1,500 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated.


     Quarter Ended                 High Sales Price   Low Sales Price
     -------------                 ----------------   ---------------
     March 31, 1999............          2 7/8             1 3/4
     June 30, 1999.............          2 7/8             1 7/8
     September 30, 1999........          3 1/4             1 15/16
     December 31, 1999.........          3 1/4             1 1/8

     March 31, 2000............          3 13/32           1 1/2
     June 30, 2000.............          2 1/2             1 5/8
     September 30, 2000........          2 1/4             1 1/2
     December 31, 2000.........          1 21/32             5/16

     The Company has paid no cash dividends on the Common Stock for the years ended December 31, 2000 and 1999 and does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA
        (dollars in thousands, except for share data)

                                                                          Years Ended December 31,
                                               ----------------------------------------------------------------------------------
                                               2000(a,b)          1999(c)            1998(d)            1997(e)              1996
                                               ----               ----               ----               ----                 ----
Statement of Income Data:
  Revenues                                    $355,503           $292,656           $219,348           $170,780            $92,423
  Operating loss                               (10,985)            (3,598)            (1,522)           (12,613)            (3,956)
  Income (loss) before
   income taxes                                 31,341             (4,714)              (937)           (11,306)            (2,589)
  Income tax (expense)
   benefit                                     (12,789)             8,641               --                 --                 --
  Income (loss) from
   continuing operations                        18,552              3,927               (937)           (11,306)            (2,589)
  Loss from discontinued
   operations, net of tax                         (650)              --                 --               (4,500)            (6,519)
  Net income (loss)                             17,902              3,927               (937)           (15,806)            (9,108)

Per Share Data - Basic (f):
  Income (loss) from
   continuing operations                         $0.60              $0.13             $(0.03)            $(0.37)            $(0.10)
  Loss from discontinued
   operations                                    (0.02)              --                 --                (0.15)             (0.24)
  Net income (loss)                               0.58               0.13              (0.03)             (0.52)             (0.34)

Weighted Average Number of Shares of
  Common Stock Outstanding                  30,931,226         31,057,342         31,234,202         30,534,635         26,449,079


                                                                          December 31,
                                               ----------------------------------------------------------------------------------
                                                 2000              1999               1998                1997               1996
                                                 ----              ----               ----                ----               ----
Balance Sheet Data:
  Working capital                             $ 80,246           $ 70,000           $ 48,142           $ 46,076           $ 53,447
  Total assets                                 147,985            138,525             99,444             90,682             92,382
  Long-term debt                                13,252             29,926              8,948              1,469                587
  Stockholders' equity                          83,357             65,563             61,588             62,094             73,954

(a) Operating loss includes a charge of $1,514,000 for settlement of an employment contract and a charge of $1,584,000 related to the write-off of certain impaired assets.

(b) Income before income taxes includes a pretax gain of $43,185,000 from the sale of INTERMAT.

(c) An income tax benefit of $8,641,000 was recorded related primarily to the Company's recognition of net operating loss carryforwards.

(d) Operating loss includes a charge of $1,000,000 related to the bankruptcy of one In-Plant Store customer.

(e) Operating loss includes a non-cash charge of $8,000,000 as a result of the write-off of acquired in-process research and development.

(f) Basic and diluted net income (loss) per share were equal for all years presented.

     The Company has paid no cash dividends on the Common Stock for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Certain statements in this Item 7 constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to obtain and manage growth, termination of contracts by the Company's customers, competition in the Company's business, the Company's dependence on key personnel and the effects of recession on the Company and its customers. In the event of an economic downturn, the Company could experience reduced volume of business from its existing customers, as well as lost volume due to plant shutdowns or consolidations by the Company's customers.

     The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store(R) program.

SALE OF SUBSIDIARY

     On March 2, 2000, the Company completed the sale of INTERMAT for $55,000,000 in cash. The Company realized a gain on sale of subsidiary of $43,185,000, or approximately $26,544,000 after tax, on the transaction. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use both current and future INTERMAT technology in the In-Plant Store operation. A portion of the net proceeds from the INTERMAT sale transaction was used to repay all outstanding bank borrowings as of March 2, 2000. The balance of the net proceeds was used to pay federal tax deposits in connection with the sale and to fund the In-Plant Store program.

SYSTEMS IMPLEMENTATION

     In late 1997, the Company began a planned project to replace its operating and financial data processing systems, in order to provide better access to business information, to meet the service requirements of its customers and to allow for the expansion of its In-Plant Store program. The new systems are referred to as In-Site(R) systems. During 1998, central system hardware and software was acquired and development of the operating and financial systems commenced. Financial systems were operational effective January 1, 1999. Communications installations, establishment of a dedicated telecommunications network with the Company's data processing center, acquisition of additional hardware, deployment of the operating systems to the Company's In-Plant Store sites and integration with the financial systems commenced in the second quarter of 1999. During the second half of 1999, the Company experienced unanticipated difficulties with data conversion from existing systems and in the flow and integration of information into the financial systems. The Company also extended the deployment schedule in order to allow sufficient time and resources to successfully complete the project. The implementation problems and schedule changes have resulted in increased overtime, temporary labor, travel and outside consultant expenses. As of December 31, 2000, substantially all of the Company's In-Plant Store locations were utilizing the In-Site operating system. Conversion of the remaining sites has been postponed until 2001, in order to improve the Company's operating processes at existing In-Plant Store sites and to ensure that these sites are technologically equipped for high service levels.

RESULTS OF OPERATIONS

     The following table of revenues and percentages sets forth selected items of the results of operations.

                                                     Years Ended December 31,
                                           ----------------------------------------
                                             2000            1999            1998
                                             ----            ----            ----
                                                   (dollars in thousands)

Revenues                                   $355,503        $292,656        $219,348
                                           ========        ========        ========

                                              100.0%          100.0%          100.0%
Cost of materials                              81.9            79.1            77.5
Operating wages and benefits                    7.8             8.2             8.5
Other operating expenses                        2.9             3.1             3.3
Selling, general and administrative
  expenses                                      9.6            10.8            11.4
Employment contract settlement and
  asset impairment expenses                     0.9             --              --
Operating loss                                 (3.1)           (1.2)           (0.7)
Gain on sale of subsidiary                     12.1             --              --
Interest income (expense), net                 (0.2)           (0.4)            0.3
Income (loss) from continuing
  operations before taxes                       8.8            (1.6)           (0.4)
Income tax benefit (expense)                   (3.6)            2.9             --
Income (loss) from continuing
  operations                                    5.2             1.3            (0.4)
Loss from discontinued
  operations                                   (0.2)            --              --
Net income (loss)                               5.0             1.3            (0.4)

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues for the year ended December 31, 2000 increased 21.5% to $355,503,000 from $292,656,000 for the year ended December 31, 1999. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the last six quarters. During the years ended December 31, 2000 and 1999, three In-Plant Store customers, in the aggregate, comprised approximately 28.1% and 20.9% of the Company's revenues although no customer exceeded 10% in 1999. One of the In-Plant Store customers represented approximately 15.5% of revenues for the year ended December 31, 2000. During the 2nd half of 2000 and into 2001, the Company slowed the introduction of new sites and closed other unprofitable sites. Site closings result in the sale of large amounts of inventory in single, low margin transactions. These actions, coupled with a decline in revenues attributable to the INTERMAT sale, will likely result in a decrease in revenues in the first half of 2001 versus 2000 and will impact the Company's ability to achieve historic levels of revenue and growth during 2001.

     Cost of materials as a percentage of revenues increased to 81.9% for the year ended December 31, 2000 from 79.1% in 1999. Lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT accounted for approximately 1.6% of the increase because direct material costs associated with data management services were insignificant. Approximately 0.8% of the increase relates to significant charges recorded during the third quarter of 2000, primarily related to the termination of certain unprofitable In-Plant Store sites. The consolidated percentage increase also reflects the high volume/low margin sales of inventory at terminated sites for the year ended December 31, 2000 as compared to 1999.

     Operating wages and benefits expenses as a percentage of revenues decreased to 7.8% for the year ended December 31, 2000 from 8.2% in 1999. This decrease reflects the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations. The decrease was partially offset by increased wages and benefits for the Mexico In-Plant Store operations considered necessary to attract and retain qualified operating personnel to manage growth in the business.

     Other operating expenses as a percentage of revenues decreased to 2.9% for the year ended December 31, 2000 from 3.1% in 1999. The decrease reflects the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations. The decrease was partially offset by higher costs for In-Site systems, including conversion costs, amortization of capitalized costs and telecommunications network costs.

     Selling, general and administrative expenses as a percentage of revenues decreased to 9.6% for the year ended December 31, 2000 from 10.8% in 1999. The decrease was primarily due to the decline in data management service revenues as a result of the first quarter 2000 sale of INTERMAT, which had a significantly higher percentage of these costs than the In-Plant Store business. In-Plant Store selling, general and administrative expenses for the year ended December 31, 2000, as a percentage of revenues, were comparable to 1999.

     During the third quarter 2000, the Company recorded non-recurring charges of $3,098,000 or 0.9% of revenues. The Company's former Chief Executive Officer resigned and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. The Company also recorded a charge of $1,584,000 related to the write-off of certain impaired assets. The charge to operations reflects the write-off of the net book value of the assets, which the Company no longer uses and which provide no future benefit to the Company.

     Interest expense, net was $859,000 or 0.2% of revenues for the year ended December 31, 2000 compared to $1,116,000 or 0.4% of revenues for the year ended December 31, 1999. The decrease reflects lower average borrowings in 2000, partially offset by higher interest rates. The bank's reference rate increased from 7.75% at January 1, 1999 to 9.50% at December 31, 2000.

     Income tax expense of $12,789,000 was recorded for the year ended December 31, 2000, on the Company's pretax income from continuing operations, which includes the gain from the sale of INTERMAT.

     Loss from discontinued operations was $650,000, net of income tax benefit of $350,000 for the year ended December 31, 2000 reflecting a charge for estimated contractual obligations from a prior sale of a business.

     Net income for the year ended December 31, 2000 was $17,902,000, compared to net income of $3,927,000 in 1999, as a result of the sale of INTERMAT and the operating results previously discussed.

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

     Selling, general and administrative expenses as a percentage of revenues decreased to 10.8% for the year ended December 31, 1999 from 11.4% in 1998. The decrease was primarily due to growth in the Company's Mexican business, which has a lower percentage of these costs than the United States business, and the decline in data management service revenues at INTERMAT, which has a higher percentage of these costs than the United States In-Plant Store business. ISA's selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 1999 were comparable to 1998, despite growth in the business, and reflected higher costs for In-Site infrastructure, temporary labor and travel in connection with the implementation of In-Site, changes in the Company's employee benefits and new marketing initiatives.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's credit facility provides maximum borrowings of $50,000,000. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the Company's borrowing rate. As of December 31, 2000, there were $13,250,000 of borrowings outstanding under the credit facility at a weighted average interest rate of 8.5%. The credit facility is subject to certain financial covenants when borrowings exceed $25,000,000. In the event future compliance with such covenants is not achieved, borrowings in excess of $25,000,000 would be subject to bank approval. Future borrowings under the facility are expected to be used primarily to fund working capital requirements for the In-Plant Store program.

     Net cash used by operating activities was $28,569,000 for the year ended December 31, 2000 compared to net cash used of $14,717,000 in 1999. The increase in cash used was primarily due to an increase in the Company's operating loss excluding the INTERMAT sale, payment of income taxes, and an increase in accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued expenses. The increase in accounts receivable includes outstanding balances with several terminated accounts with which the Company is involved in litigation. Additionally, accounts receivable and inventories increased due to the increase in the number of In-Plant Store facilities, the maturation of facilities opened in the last year, and issues associated with the implementation of In-Site systems. Accounts payable and accrued expenses increased primarily due to higher inventory levels.

     The net cash provided by investing activities was $47,110,000 for the year ended December 31, 2000 compared to net cash used of $6,771,000 in 1999. Cash was provided from the sale of INTERMAT and was partially offset by expenditures for computer systems and related equipment, which were lower in 2000 than in 1999.

     The net cash used in financing activities was $18,180,000 for the year ended December 31, 2000 compared to net cash provided of $21,674,000 in 1999. The net cash used in 2000 reflected payment of a $1,400,000 note to a former officer of the Company, the payment of all outstanding borrowings under the credit facility with INTERMAT sale proceeds as of March 2, 2000, less subsequent borrowings under the credit facility through December 31, 2000. In 1999, cash was provided primarily from the Company's credit facility.

     The Company believes that cash on hand, cash generated from future operations, including improvements in working capital management, and cash from the credit facility will generate sufficient funds to permit the Company to support the In-Plant Store program.

INFLATION

     The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company's current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

SEASONALITY

     The Company does not believe that its business is seasonal in nature.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The implementation of SAB 101 was effective for the Company in the fourth quarter of fiscal 2000.

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138 ("FASB 138"), "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)". The statement is effective for fiscal years beginning after June 15, 2000.

     In July 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The effective date of the pronouncement coincides with the effective date of SAB 101.

     Adoption of SAB 101 and EITF No. 00-10 did not have a material effect on the Company's financial position or results of operations and the Company believes adoption of FASB 138 will likewise have no material effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk is generally limited to changes in interest rates related to funds available for investment and borrowings under the Company's credit facility, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. If market interest rates were to increase by 10% from rates as of December 31, 2000, the effect would not be material to the Company.

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

         Not Applicable.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                          Index to Financial Statements

                                                                    Page No.
                                                                    --------
Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of December
  31, 2000 and 1999                                                   F-3

Consolidated Statements of Income for
  the Years Ended December 31, 2000, 1999
  and 1998                                                            F-4

Consolidated Statements of Stockholders'
  Equity for the Years Ended December 31,
  2000, 1999 and 1998                                                 F-5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2000, 1999
  and 1998                                                            F-6

Notes to Consolidated Financial Statements                            F-7

Schedule II - Valuation and Qualifying
  Accounts for the Years Ended December 31,
  2000, 1999 and 1998                                                 F-20

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Strategic Distribution, Inc.:


We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                          KPMG LLP



Philadelphia, Pennsylvania
March 9, 2001

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)

                                                                              December 31,
                                                                       -------------------------
                                                                          2000           1999
                                                                       ---------       ---------
                             ASSETS
                             ------

Current assets:
  Cash and cash equivalents                                            $   1,869       $   1,508
  Accounts receivable, net                                                68,145          53,137
  Current portion of notes receivable                                      2,007             583
  Inventories                                                             55,328          46,458
  Prepaid expenses and other current assets                                  367             675
  Deferred income taxes                                                    3,906          10,555
                                                                       ---------       ---------
     Total current assets                                                131,622         112,916
Notes receivable                                                            --             1,424
Property and equipment, net                                               13,443          17,273
Intangible assets, net                                                     2,055           6,230
Other assets                                                                 865             682
                                                                       ---------       ---------
     Total assets                                                      $ 147,985       $ 138,525
                                                                       =========       =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                $  49,117       $  40,264
  Current portion of long-term debt                                           24           1,422
  Net liabilities of discontinued operations                               2,235           1,230
                                                                       ---------       ---------
     Total current liabilities                                            51,376          42,916
Long-term debt                                                            13,252          29,926
Deferred income taxes                                                       --               120
                                                                       ---------       ---------
     Total liabilities                                                    64,628          72,962
Stockholders' equity:
  Preferred stock, par value $.10 per share.  Authorized:
   500,000 shares; issued and outstanding: none                             --              --
  Common stock, par value $.10 per share
   Authorized: 50,000,000 shares; issued and
   outstanding: 31,380,210 and 31,380,210 shares                           3,138           3,138
  Additional paid-in capital                                              95,184          95,184
  Accumulated deficit                                                    (12,614)        (30,516)
  Notes receivable from related parties                                   (1,303)         (1,374)
  Treasury stock, at cost (468,000 and 388,000 shares)                    (1,048)           (869)
                                                                       ---------       ---------
     Total stockholders' equity                                           83,357          65,563
                                                                       ---------       ---------
     Total liabilities and stockholders' equity                        $ 147,985       $ 138,525
                                                                       =========       =========



          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                        (in thousands, except share data)


                                                                               Years Ended December 31,
                                                                    --------------------------------------------------
                                                                        2000               1999                1998
                                                                    ------------       ------------       ------------
Revenues                                                            $    355,503       $    292,656       $    219,348
Costs and expenses:
  Cost of materials                                                      291,233            231,664            170,003
  Operating wages and benefits                                            27,733             23,915             18,564
  Other operating expenses                                                10,433              9,142              7,299
  Selling, general and administrative expenses                            33,991             31,533             25,004
  Employment contract settlement and asset
    impairment expenses                                                    3,098               --                 --
                                                                    ------------       ------------       ------------
     Total costs and expenses                                            366,488            296,254            220,870
                                                                    ------------       ------------       ------------
     Operating loss                                                      (10,985)            (3,598)            (1,522)
Gain on sale of subsidiary                                                43,185               --                 --
Interest income (expense):
  Interest expense                                                        (1,188)            (1,412)              (154)
  Interest income                                                            329                296                739
                                                                    ------------       ------------       ------------
     Interest income (expense), net                                         (859)            (1,116)               585
                                                                    ------------       ------------       ------------
     Income (loss) before income taxes                                    31,341             (4,714)              (937)
Income tax benefit (expense)                                             (12,789)             8,641               --
                                                                    ------------       ------------       ------------
     Income (loss) from continuing operations                             18,552              3,927               (937)
Loss from discontinued operations                                           (650)              --                 --
                                                                    ------------       ------------       ------------
     Net income (loss)                                              $     17,902       $      3,927       $       (937)
                                                                    ============       ============       ============

Net income (loss) per common share - basic and diluted:
  Income (loss) from continuing operations                          $       0.60       $       0.13       $      (0.03)
  Loss from discontinued operations                                        (0.02)              --                 --
                                                                    ------------       ------------       ------------
     Net income (loss)                                              $       0.58       $       0.13       $      (0.03)
                                                                    ============       ============       ============

Weighted average number of shares of common stock outstanding:
     Basic                                                            30,931,226         31,057,342         31,234,202
                                                                    ============       ============       ============
     Diluted                                                          30,961,423         31,105,517         31,234,202
                                                                    ============       ============       ============


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                        (in thousands, except share data)


                                                  Additional
                                       Common      Paid-In      Accumulated        Notes        Treasury
                                       Stock       Capital        Deficit        Receivable      Stock
                                      --------    ----------    -----------      ----------     --------
Balance at December 31, 1997          $  3,110      $ 93,540      $(33,506)      $ (1,000)      $    (50)
   Net loss                               --            --            (937)          --             --
   Exercise of stock options
     and warrants                            8           120          --             --             --
   Issuance of 115,000 shares               11           595          --             (303)          --
                                      --------      --------      --------       --------       --------
Balance at December 31, 1998             3,129        94,255       (34,443)        (1,303)           (50)
   Net income                             --            --           3,927           --             --
   Exercise of stock options                 1             6          --             --             --
   Deferred tax benefit of stock
     options exercised                    --             754          --             --             --
   Repurchase of 375,500 shares           --            --            --             --             (819)
   Issuance of 80,000 shares                 8           169          --              (71)          --
                                      --------      --------      --------       --------       --------
Balance at December 31, 1999             3,138        95,184       (30,516)        (1,374)          (869)
   Net income                             --            --          17,902           --             --
   Repurchase of 80,000 shares            --            --            --               71           (179)
                                      --------      --------      --------       --------       --------
Balance at December 31, 2000          $  3,138      $ 95,184      $(12,614)      $ (1,303)      $ (1,048)
                                      ========      ========      ========       ========       ========


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                      Years ended December 31,
                                                               --------------------------------------
                                                                 2000           1999           1998
                                                               --------       --------       --------
Cash flows from operating activities:
  Income (loss) from continuing operations                     $ 18,552       $  3,927       $   (937)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash used in continuing operations:
    Depreciation and amortization                                 4,232          3,960          2,805
    Employment contract settlement and asset impairment           3,098           --             --
    Gain on sale of subsidiary                                  (43,185)          --             --
    Deferred income taxes                                         6,879         (8,641)          --
  Changes in operating assets and liabilities
    Short-term investments                                         --             --            2,997
    Accounts receivable                                         (17,076)       (11,318)       (13,047)
    Notes receivable                                               --              840            323
    Inventories                                                  (8,870)       (15,398)        (7,348)
    Prepaid expenses and other current assets                       170           (274)          (167)
    Accounts payable and accrued expenses                         8,000         12,298          1,467
    Other, net                                                     (374)          (206)          (670)
                                                               --------       --------       --------
  Net cash used in continuing operations                        (28,574)       (14,812)       (14,577)
  Discontinued operations:
    Net loss                                                       (650)          --             --
    Deferred income taxes                                          (350)          --             --
    Change in net liabilities                                     1,005             95            687
                                                               --------       --------       --------
      Net cash used in operating activities                     (28,569)       (14,717)       (13,890)
                                                               --------       --------       --------
Cash flows from investing activities:
  Proceeds from sale of businesses, net                          50,356            338          1,025
  Additions of property and equipment                            (3,246)        (7,109)        (9,165)
                                                               --------       --------       --------
      Net cash provided by (used in) investing activities        47,110         (6,771)        (8,140)
                                                               --------       --------       --------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                          --              113            431
  Repurchase of common stock                                       (108)          (819)          --
  Proceeds from (repayment of) notes payable                    (16,650)        22,400          7,500
  Repayment of long-term debt                                    (1,422)           (20)          (520)
                                                               --------       --------       --------
      Net cash provided by (used in) financing activities       (18,180)        21,674          7,411
                                                               --------       --------       --------
      Increase (decrease) in cash and cash equivalents              361            186        (14,619)
Cash and cash equivalents, beginning of the year                  1,508          1,322         15,941
                                                               --------       --------       --------
Cash and cash equivalents, end of the year                     $  1,869       $  1,508       $  1,322
                                                               ========       ========       ========

Supplemental cash flow information:
      Taxes paid                                               $  4,861       $    146       $    100
      Interest paid                                               1,464          1,039            135



          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) DESCRIPTION OF BUSINESS

     Strategic Distribution, Inc. and subsidiaries (the "Company") provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store(R) program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through a wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA").

     The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively "Mexico"). Mexico's operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

     On June 4, 1998, the Company sold substantially all of the assets and business of its American Technical Services Group, Inc. subsidiary ("ATSG") (see
Note 9).

     On March 2, 2000, the Company completed the sale of all of the outstanding capital stock of its INTERMAT, Inc. subsidiary ("INTERMAT") (see Note 8). INTERMAT provided data management services and developed and supplied software for MRO inventory cataloging.


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

     CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents. At December 31, 2000 and 1999, the Company had investments in cash equivalents of approximately $1,500,000 and $400,000.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's financial instruments approximates fair value.

     INVENTORIES

     Inventories, which consisted solely of goods purchased for resale, are stated at the lower of cost (determined on the first-in, first-out basis) or market.

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

          Office equipment and software      3 to 8 years
          Leasehold improvements             4 to 8 years
          Transportation equipment             5 years

     INTANGIBLE ASSETS

     Intangible assets represent excess of cost over fair value of net assets of a business acquired and are being amortized over a 25 year period by the straight-line method. Intangible assets from the 1997 acquisition of INTERMAT were included in the basis of the capital stock sold in determining the gain on sale of INTERMAT in March 2000. The Company periodically reviews the value of its intangible assets to determine if any impairment has occurred. The Company measures any potential impairment by the projected undiscounted future operating cash flows. If the review indicates the carrying value of an asset may not be recovered, an impairment loss would be recognized and the asset reduced to its estimated fair value.

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

     REVENUE RECOGNITION

     Revenue is recognized when products are delivered or services are provided to customers. Revenue from software or product licensing, which was generated through INTERMAT, was generally recognized upon delivery of the software or product to the customer, unless post-delivery obligations remained, in which case those costs were accrued or a pro rata portion of the revenue was deferred.

     STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company measures compensation under its stock option plans using the intrinsic value approach prescribed under Accounting Principles Board Opinion No. 25.

     COMPREHENSIVE INCOME

     For the years ended December 31, 2000, 1999 and 1998, the Company's comprehensive income (loss) equals the amounts of net income (loss) reported in the Consolidated Statements of Income.


(3)  ACCOUNTS RECEIVABLE

     Accounts receivable is net of an allowance for doubtful accounts of $2,800,000 and $900,000 at December 31, 2000 and 1999. For the years ended December 31, 2000, 1999, and 1998, charge-offs charged against the allowance amounted to $1,175,000, $163,000 and $795,000.

(4)  PROPERTY AND EQUIPMENT

                                                       December 31,
                                                 ----------------------
                                                   2000           1999
                                                   ----           ----
                                                     (in thousands)
     Office equipment and software               $20,638        $10,937
     Leasehold improvements                          332            426
     Transportation equipment                        201            197
     Systems development in process                  158         11,711
                                                 -------        -------

                                                  21,329         23,271
     Less:  Accumulated depreciation
                 and amortization                  7,886          5,998
                                                 -------        -------

                                                 $13,443        $17,273
                                                 =======        =======

     For the years ended December 31, 2000, 1999, and 1998, depreciation and amortization expense amounted to $3,771,000, $2,690,000 and $1,602,000.

     During the year ended December 31, 2000, in order to maintain a computer software environment scalable for future business operations, the Company strategically evaluated use of its information technology resources. As a result of this evaluation the Company identified certain capitalized software and reference materials that were no longer required or that would require significant modification, deemed not to be cost effective, to be used within the Company's current information technology environment. A charge to operations of $1,584,000 was taken during the year ended December 31, 2000 to reflect the write-off of the net book value of the assets, which the Company no longer uses and which provide no future benefit to the Company.

(5) INTANGIBLE ASSETS

                                                               December 31,
                                                            ----------------
                                                            2000        1999
                                                            ----        ----
                                                              (in thousands)
        Excess of cost over fair value
          of businesses acquired                            $2,894      $3,166
        Technology                                            --         3,000
        Customer list                                         --         1,700
        Trademarks                                            --         1,000
        Assembled workforce                                   --           800
                                                            ------      ------
                                                             2,894       9,666
        Less:  Accumulated amortization                        839       3,436
                                                            ------      ------
                                                            $2,055      $6,230
                                                            ======      ======

     For the years ended December 31, 2000, 1999, and 1998, amortization of intangible assets amounted to $271,000, $1,049,000 and $1,048,000.


(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                               December 31,
                                           ------------------
                                           2000          1999
                                           ----          ----
                                              (in thousands)
      Accounts payable                    $36,004      $33,296
      Cash overdraft                        2,495        1,064
      Payroll and related expenses          3,729        3,409
      Other accrued expenses                6,889        2,495
                                          -------      -------
                                          $49,117      $40,264
                                          =======      =======

(7) LONG-TERM DEBT

     The Company has a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate and/or a Eurodollar rate, with a commitment fee of 0.25% per annum on the unused portion of the credit available. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the effective interest rate on borrowings up to $25,000,000. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility is collateralized by substantially all of the assets of the Company, as well as the pledge of the capital stock of the Company's subsidiaries, and is subject to certain financial covenants when borrowings exceed $25,000,000. As of December 31, 2000, there was $13,250,000 of borrowings outstanding under the credit facility with a weighted average interest rate of 8.5%.

     Long-term debt also includes a loan with an interest rate of 8.0% at December 31, 2000 and 1999.

     Principal payments due on long-term borrowings are: 2001 - $24,000; 2002 - $13,252,000.


(8) SALE OF SUBSIDIARY

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


(9) DISCONTINUED OPERATIONS

     On June 4, 1998, the Company sold substantially all of the assets and certain liabilities of ATSG to SPEC/ATS, Inc. Consideration for the sale consisted of $1,363,000 in cash, including $294,000 received in September 1999 in connection with an earn-out calculation.

     Under terms of a 1997 sale of a business, the Company is required to repurchase certain inventory of the sold business that remained unsold as of June 2, 2000. During June 2000, the buyer notified the Company that the amount of such inventory was approximately $2,200,000. At that time the buyer discontinued payments of principal and interest on outstanding promissory notes of $2,007,000 from the 1997 sale. Based on data provided by the buyer, the Company believes the unsold inventory is less than the asserted amount and is in the process of evaluating the claim. The Company also notified the buyer that it was in default under the terms of the promissory notes. The Company believes that it has adequately provided for its obligations under the contract and that any liability resulting from the claim or its efforts to collect the outstanding notes will not have a material impact on its consolidated financial position or results of operations.

Discontinued operations are summarized as follows:

                                    Years Ended December 31,
                                    ------------------------
                                 2000(a)     1999      1998(b)
                                 ------      ----      -------
                                           (in thousands)
Revenues                        $ --         $--       $5,011
                                ======       ====      ======
Loss from operations            $ (650)      $--       $ --
                                ======       ====      ======

(a)  Net of $350,000 Federal income tax benefit.

(b) Includes ATSG through June 4, 1998, the date of sale. Loss from operations, amounting to approximately $471,000, was charged against the allowance for disposal of discontinued operations.


(10) RETIREMENT PLAN

     The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $240,000, $290,000 and $168,000 for the years ended December 31, 2000, 1999 and 1998.


(11) INCOME TAXES

     Income tax benefit (expense) from continuing operations is as follows:

                             Years Ended December 31,
                     --------------------------------------
                     2000              1999          1998
                     ----              ----          ----
                                  (in thousands)
Current:
  Federal          $ (4,000)          $   --         $  --
  State              (1,600)              --            --
  Foreign              (310)              --            --
                   --------           --------        -----
                     (5,910)              --            --
                   --------           --------        -----

Deferred:
  Federal            (6,445)             8,051          --
  State                (434)               590          --
                   --------           --------        -----
                     (6,879)             8,641          --
                   --------           --------        -----
                   $(12,789)          $  8,641        $ --
                   ========           ========        =====

     A reconciliation of the expected Federal income tax benefit (expense) from continuing operations at the statutory rate (35% in 2000 and 34% in 1999 and 1998) to the Company's income tax benefit (expense) follows:

                                                   Years Ended December 31,
                                             ------------------------------------------
                                             2000              1999                1998
                                             ----              ----                ----
                                                             (in thousands)

Expected tax benefit (expense)              $(10,979)          $  1,602           $    319
(Increase) decrease in tax expense
  resulting from:
  Valuation allowance                           --                7,153               (198)
  Intangible assets                              (40)               (46)               (46)
  State taxes, net                            (1,470)              --                 --
  Other                                         (300)               (68)               (75)
                                            --------           --------           --------
                                            $(12,789)          $  8,641           $   --
                                            ========           ========           ========

     The components of the net deferred tax asset were as follows:

                                                   December 31,
                                              ---------------------
                                              2000             1999
                                              ----             ----
                                                 (in thousands)
Deferred tax assets:
  Net operating loss carryforwards          $  --            $ 5,713
  Intangible assets                            --              3,116
  Accounts receivable allowance                 950              322
  Inventories                                   677              446
  Accrued expenses                            1,436              448
  Reserve for disposal of
    discontinued operations                     838              456
  Other                                           5               54
                                            -------          -------
    Total deferred tax asset                  3,906           10,555
                                            -------          -------
 Deferred tax liabilities:
  Property and equipment                       --                120
                                            -------          -------
    Net deferred tax asset                  $ 3,906          $10,435
                                            =======          =======

     In consideration of the Company's appreciated net asset value and expected future taxable income related to the sale of INTERMAT (see Note 8), at December 31, 1999 the Company deemed it more likely than not that its deferred tax assets would be realized and reversed the previously established valuation allowance. The net change in the valuation allowance was a decrease of $8,279,000 for the year ended December 31, 1999.

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

     At December 31, 2000 the Company had 7% promissory notes receivable amounting to $1,303,000, related to the sale of 515,000 shares of common stock pursuant to Stock Purchase Agreements with one current and two former key executives. The notes, plus accrued interest thereon, are due in 2003 and are collateralized by the common stock sold. Notes receivable amounting to $71,000, plus accrued interest, were repaid during 2000 in connection with the repurchase of 80,000 shares of common stock from one former executive.

     During 1999, the Company repurchased 375,500 shares of common stock at a weighted average price of $2.24 per share under a one year repurchase program that expired in November 1999.


(13) NET INCOME (LOSS) PER SHARE

     For the years ended December 31, 2000 and 1999, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 30,197 and 48,175 shares under the treasury stock method. Net loss per common share - basic and diluted are equal for the year ended December 31, 1998, because the effect of the assumed issuance of potential shares of common stock is antidilutive. As of December 31, 2000, 1999 and 1998, there were stock options outstanding for 1,709,591 4,004,631 and 3,250,466 shares of common stock.


(14) EMPLOYMENT CONTRACT SETTLEMENT

     During the year ended December 31, 2000, the Company's former Chief Executive Officer resigned and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. The charge reflects the terms of an agreement, under which the Company is obligated to pay salary continuation and benefits through May 1, 2003.

(15) STOCK COMPENSATION PLANS

     The Company has two Incentive Stock Option Plans (the "1990 Plan" and the "1999 Plan", collectively referred to as the "ISO Plans") under which the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 3,000,000 shares of common stock under the 1990 Plan and up to 1,500,000 shares of common stock under the 1999 Plan. The

ISO Plans provide for the granting of both incentive stock options and options that do not qualify as incentive stock options ("nonqualified options"). In the case of each incentive stock option granted under the ISO Plans, the option price must not be less than the fair market value of the common stock at the date of grant. To date, all options granted under the ISO Plans are exercisable at not less than the fair market value of the common stock at the date of grant. A significant portion of the options granted under the ISO Plans are exercisable at various rates from 25.0% to 33.3% per year beginning on the first anniversary of the date of grant. In addition, a significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant. A smaller portion of the options granted under the 1990 Plan were exercisable at date of grant.

     The following table summarizes the option information for options granted under the ISO Plans:

                                                                     Weighted
                                                                     Average
                                                 Number of           Exercise
                                                  Shares              Prices
                                                 ---------           --------
Options outstanding, December 31, 1997           1,043,223             $3.99
Options granted during 1998                        788,800             $5.17
Options canceled or expired                       (154,659)            $4.79
Options exercised                                  (39,606)            $1.80
                                                ----------
Options outstanding, December 31, 1998           1,637,758             $4.54
                                                ----------
Options granted during 1999                        932,656             $2.64
Options canceled or expired                       (204,566)            $3.84
Options exercised                                   (5,925)            $1.21
                                                ----------
Options outstanding, December 31, 1999           2,359,923             $3.86
                                                ----------
Options granted during 2000                        485,276             $2.47
Options canceled or expired                     (1,375,608)            $3.66
                                                ----------
Options outstanding, December 31, 2000           1,469,591             $3.58
                                                ==========
Options exercisable                                670,140             $4.10
                                                ==========

     The Company has a Non-Employee Director Stock Plan (the "Director Plan") under which the Board is authorized to grant options to purchase up to 150,000 shares of common stock. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. The following table summarizes the option information for options granted under the Director Plan:

                                                                 Weighted
                                                                 Average
                                                Number of        Exercise
                                                 Shares           Prices
                                                ---------        --------
Options outstanding, December 31, 1997           56,000           $6.25
Options granted during 1998                      28,000           $2.50
Options granted during 1999                      32,000           $1.44
Options granted during 2000                      32,000           $0.44
                                                -------
Options outstanding, December 31, 2000          148,000           $3.24
                                                =======


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

     Options for a total of 1,000,000 shares granted to the Company's former Chief Executive Officer under the ISO Plans and a 1997 nonqualified option grant expired in December 2000.

     The following table summarizes information about stock options outstanding under all plans at December 31, 2000:

                                 Options Outstanding                     Options Exercisable
                       ---------------------------------------      ---------------------------
                                         Weighted
                                         Average     Weighted                          Weighted
    Range of                            Remaining     Average                          Average
    Exercise              Number       Contractual   Exercise         Number           Exercise
     Prices            Outstanding     Life (Years)   Prices        Exercisable         Prices
    --------           -----------     ------------  --------       -----------       ---------
$0.44 - $2.00            334,263          5.0        $   1.24         225,963          $   1.02
$2.01 - $4.00            839,375          7.5        $   2.78         207,696          $   2.98
$4.01 - $6.00            359,453          6.2        $   5.59         231,315          $   5.56
$6.01 - $8.00            176,500          4.6        $   7.09         153,166          $   7.13
                       ---------                                      -------
                       1,709,591          6.5        $   3.51         818,140          $   3.94
                       =========                                      =======

     The weighted average fair value of options granted for the years ended December 31, 2000, 1999 and 1998 was $2.35, $2.60 and $4.85.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense for the plans been determined based on the fair value method prescribed by SFAS No. 123, the Company's pro forma net income
(loss) and pro forma net income (loss) per share would have been the amounts indicated below:

                                                         Years Ended December 31,
                                                  ----------------------------------------
                                                  2000              1999              1998
                                                  ----              ----              ----
                                                               (in thousands)
Net income (loss) - as reported                 $17,902          $   3,927         $    (937)
Net income (loss) - pro forma                   $17,388          $   3,011         $  (2,549)
Net income (loss) per share - as
 reported                                        $ 0.58          $    0.13         $   (0.03)
Net income (loss) per share - pro forma          $ 0.56          $    0.10         $   (0.08)

     The fair value of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                    Years Ended December 31,
                               ---------------------------------
                               2000            1999         1998
                               ----            ----         ----
Expected life (years)          6.27            6.82         7.06
Interest rate                  6.39%           5.43%        5.29%
Volatility                    87.48%          76.85%       76.53%
Dividend yield                 0.00%           0.00%        0.00%


     Warrants to purchase 38,625 shares of common stock for $1.46 per share were exercised during the year ended December 31, 1998.

     Options to purchase an aggregate of 1,036,708 shares of common stock at a price of $5.82 per share, issued in connection with the 1995 acquisition of ATSG, expired in May 2000.


(16) COMMITMENTS AND CONTINGENCIES

     The Company leases real estate, equipment and vehicles for initial terms of three to eight years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 2000 are as follows (in thousands):

              2001                $759
              2002                $555
              2003                $468
              2004                $314

     Rental expense for the years ended December 31, 2000, 1999 and 1998, was approximately $1,111,000, $1,432,000, and $1,291,000.

         The Company is currently involved in certain legal proceedings, including collection matters with several terminated accounts. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

(17) SEGMENT INFORMATION

     The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for large industrial customers. The Company's INTERMAT subsidiary, which was sold in March 2000, provided inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the years ended December 31, 2000, 1999 and 1998, revenues from data management services to customers other than In-Plant Store customers amounted to $1,463,000, $7,214,000 and $9,302,000.

     During the years ended December 31, 2000, 1999 and 1998, the Company had revenues of $25,133,000, $18,711,000 and $5,000,000 from customers in foreign countries, primarily Mexico. As of December 31, 2000 and 1999, less than 1% of the Company's long-lived assets were located outside of the United States.

     During the years ended December 31, 2000, 1999 and 1998, three In-Plant Store customers comprised approximately 28%, 21% and 21% of the Company's revenues, although no customer exceeded 10% in 1999 and 1998. One In-Plant Store customer represented approximately 15% of revenues for the year ended December 31, 2000.


(18) QUARTERLY DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) - UNAUDITED

                                             First         Second          Third          Fourth
                                            Quarter        Quarter         Quarter        Quarter          Year
                                            -------        -------         -------        -------          ----
2000
----
Revenues                                    $87,309        $90,817         $85,895        $91,482         $355,503
                                            =======        =======         =======        =======         ========
Operating loss(a)                           $  (571)       $  (410)        $(7,885)       $(2,119)        $(10,985)
                                            =======        =======         =======        =======         ========
Net income (loss)(b)                        $25,259        $  (226)        $(5,569)       $(1,562)        $ 17,902
                                            =======        =======         =======        =======         ========
Net income (loss) per
  common share                              $  0.82        $ (0.01)        $ (0.18)       $ (0.05)        $   0.58
                                            =======        =======         =======        =======         ========


1999
----
Revenues                                    $64,983        $73,292         $74,353        $80,028          $292,656
                                            =======        =======         =======        =======          ========
Operating income
  (loss)                                    $   148        $   212         $(1,664)       $(2,294)         $ (3,598)
                                            =======        =======         =======        =======          ========
Net income (loss)(c)                        $    75        $    14         $(1,957)       $ 5,795          $  3,927
                                            =======        =======         =======        =======          ========
Net income (loss) per
  common share                              $  0.00        $  0.00         $ (0.06)       $  0.19          $   0.13
                                            =======        =======         =======        =======          ========

(a) The third quarter of 2000 includes a charge of $1,514,000 for settlement of an employment contract and a charge of $1,584,000 related to the write-off of certain impaired assets.

(b) The first quarter of 2000 includes a charge of $650,000, net of tax for loss from discontinued operations.

(c) The fourth quarter of 1999 includes an income tax benefit of $8,641,000 related primarily to the Company's recognition of net operating loss carryforwards (see Note 11).


(19) Related Party Transactions

     During 2000, 1999 and 1998, the Company entered into agreements with a company of which the Company's Chairman of the Board is the sole owner, one director was formerly an officer and another director is an officer. The agreements provided for consulting and other services at fees of $109,000 in 2000 and $100,000 in 1999, and investment transaction services in connection with the sales of INTERMAT and ATSG, at fees amounting to $189,000 in 2000 and $21,000 in 1998. The agreement in effect at December 31, 2000 extends to May 31, 2001, with the future monthly service fees of $12,500 fully offset by investment transaction fees paid in 2000.

                                                                     SCHEDULE II


                  STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998

                                 (in thousands)

                                       Balance at      Charged to                      Balance at
                                        Beg of         Costs and        Deduc-           End of
                                        Period         Expenses         tions            Period
                                       ---------       ----------       ------          ---------
Year Ended December 31, 2000:

Allowance for doubtful
  accounts                             $  900          $3,075          $(1,175)a          $2,800
Inventory allowance                       282             508                                790
Contract performance accrual              621           1,519             (623)b           1,517

Year Ended December 31, 1999:
Allowance for doubtful
  accounts                             $  460          $  603          $  (163)a          $  900
Inventory allowance                       150             132                                282
Contract performance accrual              187             523              (89)b             621

Year Ended December 31, 1998:
Allowance for doubtful
  accounts                             $  238          $1,017          $  (795)a          $  460
Inventory allowance                       117              33                                150
Contract performance accrual             --               260              (73)b             187

a)   Charge-off of uncollectible accounts.
b)   Payments to customers.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2000 (the "Proxy Statement"), under the captions "Election of Directors", "Identification of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


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

                                                                       Page No.
                                                                     In Manually
                                                                     Signed Copy
                                                                     -----------

3.1    Second Restated Certificate of Incorporation of the               --
       Company filed June 21, 1996 with the Secretary of
       State of the State of Delaware (incorporated by
       reference to Exhibit 3.2 of the Company's Quarterly
       Report on Form 10-Q for the fiscal quarter ended June
       30, 1996).

3.2    Amended and Restated Bylaws of the Company, dated                 --
       July 24, 1986, as amended (incorporated by reference
       to Exhibits 3.2 and 3.2(a) of the Company's Annual
       Report on Form 10-K for the fiscal year ended
       December 31, 1995).

10.1   Form of Strategic Distribution, Inc. Amended and                  --
       Restated 1990 Incentive Stock Option Plan
       (incorporated by reference to Exhibit 10.1 of the
       Company's Annual Report on Form 10-K for the fiscal
       year ended December 31, 1995).

10.2   Form of Strategic Distribution, Inc. Executive                    --
       Compensation Plan (incorporated by reference to
       Exhibit 10.2 of the Company's Annual Report on Form
       10-K for the fiscal year ended December 31, 1996).



10.3   Form of Amended and Restated Strategic Distribution,              --
       Inc. 1996 Non-Employee Director Stock Plan
       (incorporated by reference to Exhibit 10.3 of the
       Company's Annual Report on Form 10-K for the fiscal
       year ended December 31, 1996).

10.4   Asset Purchase Agreement among Strategic Supply,                  --
       Inc., Coulson Technologies, Inc. and Strategic
       Distribution, Inc., DXP Acquisition, Inc. and DXP
       Enterprises, Inc. dated May 27, 1997 (incorporated by
       reference to Exhibit 2.1 of the Company's June 2,
       1997 Current Report on Form 8-K).



10.5   Loan and Security Agreement, dated as of May 8, 1998,             --
       among the financial institutions named therein as the
       lenders, BankAmerica Business Credit, Inc. as the
       Agent, Industrial Systems Associates, Inc. as a
       Borrower and INTERMAT, Inc. as a Borrower
       (incorporated by reference to Exhibit 10.1 of the
       Company's Quarterly Report on Form 10-Q for the
       fiscal quarter ended June 30, 1998).

10.6   Executive Employment Agreement, dated as of April 11,             --
       1997, by and between Strategic Distribution, Inc. and
       John M. Sergey (incorporated by reference to the
       Company's Quarterly Report on Form 10-Q for the
       fiscal quarter ended June 30, 1997 (the "June 30,
       1997 Form 10-Q"))

10.7   Employment letter, dated as of April 11, 1997, by and             --
       between Strategic Distribution, Inc. and John M.
       Sergey (incorporated by reference to the June 30,
       1997 Form 10-Q).

10.8   Stock Purchase Agreement, dated as of April 11, 1997,             --
       by and between Strategic Distribution, Inc. and John
       M. Sergey (incorporated by reference to the June 30,
       1997 Form 10-Q).

10.9   Amendment to Stock Purchase Agreement, dated as of                --
       May 5, 1997, amending the Stock Purchase Agreement
       dated as of April 11, 1997, by and between Strategic
       Distribution, Inc. and John M. Sergey (incorporated
       by reference to the June 30, 1997 Form 10-Q).

10.10  Amended Loan and Pledge Agreement, dated as of May 5,             --
       1997, by and between Strategic Distribution, Inc. and
       John M. Sergey (incorporated by reference to the June
       30, 1997 Form 10-Q).

10.11  Secured Non-Recourse Promissory Note, dated May 20,               --
       1997, made by John M. Sergey in favor of Strategic
       Distribution, Inc. (incorporated by reference to the
       June 30, 1997 Form 10-Q).



10.12  Amendment to Executive Employment Agreement dated as              --
       of March 11, 1999, by and between the Company and
       John M. Sergey (incorporated by reference to the
       Company's Quarterly Report on Form 10-Q for the fiscal
       quarter ended March 31, 1999 (the "March 31, 1999
       Form 10-Q")).

10.13  Amended and Restated Loan and Pledge Agreement, dated             --
       as of March 11, 1999, by and between the Company and
       John M. Sergey (incorporated by reference to the
       March 31, 1999 Form 10-Q).

10.14  Amended and Restated Non-Recourse Promissory Note,                --
       dated as of March 11, 1999, made by John M. Sergey in
       favor of the Company (incorporated by reference to
       the March 31, 1999 Form 10-Q).

10.15  Form of Strategic Distribution, Inc. 1999 Incentive               --
       Stock Option Plan (incorporated by reference to the
       Company's Quarterly Report on Form 10-Q for the fiscal
       quarter ended June 30, 1999 (the "June 30, 1999
       Form 10-Q")).

10.16  Stock Purchase Agreement between Strategic                        --
       Distribution, Inc. and Project Software &
       Development, Inc., dated as of January 11, 2000
       (incorporated by reference to Exhibit 2.1 of the
       Company's Current Report on Form 8-K, filed with the
       Securities and Exchange Commission on March 17, 2000
       (the "March 17, 2000 Form 8-K")).

10.17  Amendment No. 1, dated as of February 29, 2000 to                 --
       Stock Purchase Agreement between Strategic
       Distribution, Inc. and Project Software &
       Development, Inc., dated as of January 11, 2000
       (incorporated by reference to Exhibit 2.2 of the
       Company's March 17, 2000 Form 8-K).

10.18  Consent and Release, dated February 29, 2000, by and              --
       among Bank of America, N.A., Mellon Bank, N.A.,
       Industrial Systems Associates, Inc. and INTERMAT,
       Inc., relating to the Loan and Security Agreement,
       dated as of May 8, 1998, among the financial
       institutions named therein as the lenders, Bank of
       America, N.A. (formerly known as Bank of America
       National Trust and Savings Association,
       successor-in-interest to BankAmerica Business Credit,
       Inc.) as the Agent, Industrial Systems Associates,
       Inc. as a Borrower and INTERMAT, Inc. as a Borrower
       (incorporated by reference to the Company's Quarterly
       Report on Form 10-Q for the fiscal quarter ended
       March 31, 2000 (the "March 31, 2000 Form 10-Q")).

10.19  Waiver and Amendment No. 1 to Loan and Security                   --
       Agreement, dated March 2, 2000, by and among Bank of
       America, N.A., Mellon Bank, N.A.,



       Industrial Systems Associates, Inc. and INTERMAT,
       Inc., amending the Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A.
       (formerly known as Bank of America National Trust and
       Savings Association, successor-in-interest to
       BankAmerica Business Credit, Inc.) as the Agent,
       Industrial Systems Associates, Inc. as a Borrower and
       INTERMAT, Inc. as a Borrower (incorporated by reference to the March 31, 2000 Form 10-Q).

10.20  First Amended and Restated Loan and Security                      --
       Agreement, dated April 27, 2000, among the financial
       institutions named therein as the lenders, Bank of
       America, N.A. (formerly known as Bank of America
       National Trust and Savings Association,
       successor-in-interest to BankAmerica Business Credit,
       Inc.) as the Agent and Industrial Systems Associates,
       Inc. as the Borrower (incorporated by reference to
       the Company's Quarterly Report on Form 10-Q for the
       fiscal quarter ended June 30, 2000 (the "June 30, 2000
       Form 10-Q")).

10.21  Amendment No. 1 to First Amended and Restated Loan                --
       and Security Agreement, dated July 21, 2000, by and
       among Bank of America, N.A., Mellon Bank, N.A. and
       Industrial Systems Associates, Inc., amending the
       First Amended and Restated Loan and Security
       Agreement, dated as of April 27, 2000, among the
       financial institutions named therein as the lenders,
       Bank of America, N.A. (formerly known as Bank of
       America National Trust and Savings Association,
       successor-in-interest to BankAmerica Business Credit,
       Inc.) as the Agent and Industrial Systems Associates,
       Inc. as the Borrower (incorporated by reference to
       the June 30, 2000 Form 10-Q).

21.    List of Subsidiaries of the Company                               30*

23.    Consent of KPMG LLP                                               31*

(b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2001.

                                  Strategic Distribution, Inc.

                                  By: /s/ RONALD C. WHITAKER
                                     -----------------------------
                                      Ronald C. Whitaker
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.


                                      President and Chief Executive Officer
/s/ RONALD C. WHITAKER                March 29, 2001
------------------------------
Ronald C. Whitaker


                                      Vice President and Chief Financial Officer
/s/ MICHAEL F. BONNER                 (principal financial officer)
------------------------------        March 29, 2001
Micahel F. Bonner


                                      Chief Accounting Officer and Controller
/s/ DAVID L. COURTRIGHT               (principal accounting officer)
------------------------------        March 29, 2001
David L. Courtright


                                      Chairman of the Board and
/s/ WILLIAM R. BERKLEY                Director
------------------------------        March 29, 2001
William R. Berkley


/s/ ANDREW M. BURSKY                  Director
------------------------------        March 29, 2001
Andrew M. Bursky


/s/ CATHERINE B. JAMES                Director
------------------------------        March 29, 2001
Catherine B. James


/s/ ROBERT D. NEARY                   Director
------------------------------        March 29, 2001
Robert D. Neary


/s/ JACK H. NUSBAUM                   Director
------------------------------        March 29, 2001
Jack H. Nusbaum


/s/ JOSHUA A. POLAN                   Director
------------------------------        March 29, 2001
Joshua A. Polan


/s/ MITCHELL I. QUAIN                 Director
------------------------------        March 29, 2001
Mitchell I. Quain

                                  EXHIBIT INDEX

                                                                       Page No.
                                                                     In Manually
                                                                     Signed Copy
                                                                     -----------

3.1    Second Restated Certificate of Incorporation of the               --
       Company filed June 21, 1996 with the Secretary of
       State of the State of Delaware (incorporated by
       reference to Exhibit 3.2 of the Company's Quarterly
       Report on Form 10-Q for the fiscal quarter ended June
       30, 1996).

3.2    Amended and Restated Bylaws of the Company, dated                 --
       July 24, 1986, as amended (incorporated by reference
       to Exhibits 3.2 and 3.2(a) of the Company's Annual
       Report on Form 10-K for the fiscal year ended
       December 31, 1995).

10.1   Form of Strategic Distribution, Inc. Amended and                  --
       Restated 1990 Incentive Stock Option Plan
       (incorporated by reference to Exhibit 10.1 of the
       Company's Annual Report on Form 10-K for the fiscal
       year ended December 31, 1995).

10.2   Form of Strategic Distribution, Inc. Executive                    --
       Compensation Plan (incorporated by reference to
       Exhibit 10.2 of the Company's Annual Report on Form
       10-K for the fiscal year ended December 31, 1996).

10.3   Form of Amended and Restated Strategic Distribution,              --
       Inc. 1996 Non-Employee Director Stock Plan
       (incorporated by reference to Exhibit 10.3 of the
       Company's Annual Report on Form 10-K for the fiscal
       year ended December 31, 1996).





10.4   Asset Purchase Agreement among Strategic Supply,                  --
       Inc., Coulson Technologies, Inc. and Strategic
       Distribution, Inc., DXP Acquisition, Inc. and DXP
       Enterprises, Inc. dated May 27, 1997 (incorporated by
       reference to Exhibit 2.1 of the Company's June 2,
       1997 Current Report on Form 8-K).

10.5   Loan and Security Agreement, dated as of May 8, 1998,             --
       among the financial institutions named therein as the
       lenders, BankAmerica Business Credit, Inc. as the
       Agent, Industrial Systems Associates, Inc. as a
       Borrower and INTERMAT, Inc. as a Borrower
       (incorporated by reference to Exhibit 10.1 of the
       Company's Quarterly Report on Form 10-Q for the
       fiscal quarter ended June 30, 1998).

10.6   Executive Employment Agreement, dated as of April 11,             --
       1997, by and between Strategic Distribution, Inc. and
       John M. Sergey (incorporated by reference to the
       Company's Quarterly Report on Form 10-Q for the
       fiscal quarter ended June 30, 1997 (the "June 30,
       1997 Form 10-Q"))





10.7   Employment letter, dated as of April 11, 1997, by and             --
       between Strategic Distribution, Inc. and John M.
       Sergey (incorporated by reference to the June 30,
       1997 Form 10-Q).

10.8   Stock Purchase Agreement, dated as of April 11, 1997,             --
       by and between Strategic Distribution, Inc. and John
       M. Sergey (incorporated by reference to the June 30,
       1997 Form 10-Q).

10.9   Amendment to Stock Purchase Agreement, dated as of                --
       May 5, 1997, amending the Stock Purchase Agreement
       dated as of April 11, 1997, by and between Strategic
       Distribution, Inc. and John M. Sergey (incorporated
       by reference to the June 30, 1997 Form 10-Q).

10.10  Amended Loan and Pledge Agreement, dated as of May 5,             --
       1997, by and between Strategic Distribution, Inc. and
       John M. Sergey (incorporated by reference to the June
       30, 1997 Form 10-Q).

10.11  Secured Non-Recourse Promissory Note, dated May 20,               --
       1997, made by John M. Sergey in favor of Strategic
       Distribution, Inc. (incorporated by reference to the
       June 30, 1997 Form 10-Q).

10.12  Amendment to Executive Employment Agreement dated as              --
       of March 11, 1999, by and between the Company and
       John M. Sergey (incorporated by reference to the
       Company's Quarterly Report on Form 10-Q for the fiscal
       quarter ended March 31, 1999 (the "March 31, 1999
       Form 10-Q")).

10.13  Amended and Restated Loan and Pledge Agreement, dated             --
       as of March 11, 1999, by and between the Company and
       John M. Sergey (incorporated by reference to the
       March 31, 1999 Form 10-Q).

10.14  Amended and Restated Non-Recourse Promissory Note,                --
       dated as of March 11, 1999, made by John M. Sergey in
       favor of the Company (incorporated by reference to
       the March 31, 1999 Form 10-Q).

10.15  Form of Strategic Distribution, Inc. 1999 Incentive               --
       Stock Option Plan (incorporated by reference to the
       Company's Quarterly Report on Form 10-Q for the fiscal
       quarter ended June 30, 1999 (the "June 30, 1999
       Form 10-Q")).





10.16  Stock Purchase Agreement between Strategic                        --
       Distribution, Inc. and Project Software &
       Development, Inc., dated as of January 11, 2000
       (incorporated by reference to Exhibit 2.1 of the
       Company's Current Report on Form 8-K, filed with the
       Securities and Exchange Commission on March 17, 2000
       (the "March 17, 2000 Form 8-K")).

10.17  Amendment No. 1, dated as of February 29, 2000 to                 --
       Stock Purchase Agreement between Strategic
       Distribution, Inc. and Project Software &
       Development, Inc., dated as of January 11, 2000
       (incorporated by reference to Exhibit 2.2 of the
       Company's March 17, 2000 Form 8-K).

10.18  Consent and Release, dated February 29, 2000, by and              --
       among Bank of America, N.A., Mellon Bank, N.A.,
       Industrial Systems Associates, Inc. and INTERMAT,
       Inc., relating to the Loan and Security Agreement,
       dated as of May 8, 1998, among the financial
       institutions named therein as the lenders, Bank of
       America, N.A. (formerly known as Bank of America
       National Trust and Savings Association,
       successor-in-interest to BankAmerica Business Credit,
       Inc.) as the Agent, Industrial Systems Associates,
       Inc. as a Borrower and INTERMAT, Inc. as a Borrower
       (incorporated by reference to the Company's Quarterly
       Report on Form 10-Q for the fiscal quarter ended
       March 31, 2000 (the "March 31, 2000 Form 10-Q")).

10.19  Waiver and Amendment No. 1 to Loan and Security                   --
       Agreement, dated March 2, 2000, by and among Bank of
       America, N.A., Mellon Bank, N.A., Industrial Systems
       Associates, Inc. and INTERMAT, Inc., amending the
       Loan and Security Agreement, dated as of May 8, 1998,
       among the financial institutions named therein as the
       lenders, Bank of America, N.A. (formerly known as
       Bank of America National Trust and Savings
       Association, successor-in-interest to BankAmerica
       Business Credit, Inc.) as the Agent, Industrial
       Systems Associates, Inc. as a Borrower and INTERMAT,
       Inc. as a Borrower (incorporated by reference to the
       March 31, 2000 Form 10-Q).

10.20  First Amended and Restated Loan and Security                      --
       Agreement, dated April 27, 2000, among the financial
       institutions named therein as the lenders, Bank of
       America, N.A. (formerly known as Bank of America
       National Trust and Savings Association,
       successor-in-interest to





       BankAmerica Business Credit, Inc.) as the Agent and
       Industrial Systems Associates, Inc. as the Borrower
       (incorporated by reference to the Company's Quarterly
       Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (the "June 30, 2000 Form 10-Q")).

10.21  Amendment No. 1 to First Amended and Restated Loan                --
       and Security Agreement, dated July 21, 2000, by and
       among Bank of America, N.A., Mellon Bank, N.A. and
       Industrial Systems Associates, Inc., amending the
       First Amended and Restated Loan and Security
       Agreement, dated as of April 27, 2000, among the
       financial institutions named therein as the lenders,
       Bank of America, N.A. (formerly known as Bank of
       America National Trust and Savings Association,
       successor-in-interest to BankAmerica Business Credit,
       Inc.) as the Agent and Industrial Systems Associates,
       Inc. as the Borrower (incorporated by reference to
       the June 30, 2000 Form 10-Q).

21.    List of Subsidiaries of the Company                               30

23.    Consent of KPMG LLP                                               31