Form 10-Q
period 2001-03-31
STRATEGIC DISTRIBUTION INC
filed 2001-05-14
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _____________


Commission file number 0-5228
                       ----------

                        STRATEGIC DISTRIBUTION, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  22-1849240
-------------------------------                 ------------------------
(State or other jurisdiction of                   (I. R. S. Employer
incorporation or organization)                    Identification No.)


3220 Tillman Drive, Suite 200, Bensalem, PA            19020
--------------------------------------------     -------------------
         (Address of principal                        (Zip Code)
          executive offices)

                                  215-633-1900
               --------------------------------------------------
              (Registrant's telephone number, including area code)

            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes    x      No
                                                      ---------     ---------

     Number of Common Shares outstanding at May 8, 2001: 30,885,210

                                TABLE OF CONTENTS


                                                                    Page No.
                                                                    --------
                         Part I - Financial Information
                         ------------------------------
Item 1
------
               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     March 31, 2001 (unaudited)
                     and December 31, 2000

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months Ended
                     March 31, 2001 and 2000

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Three Months Ended
                     March 31, 2001 and 2000

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

Item 2
------
               Management's Discussion and Analysis of Financial       7
               Condition and Results of Operations

Item 3
------
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

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                             March 31,       December 31,
                                                               2001             2000
                                                            -----------      -------------
                                                            (unaudited)
                         Assets
Current assets:
  Cash and cash equivalents                                   $   2,137       $   1,869
  Accounts receivable, net                                       63,986          68,145
  Current portion of notes receivable                             2,007           2,007
  Inventories                                                    54,546          55,328
  Prepaid expenses and other current assets                         375             367
  Deferred income taxes                                           4,184           3,906
                                                              ---------       ---------
       Total current assets                                     127,235         131,622

Property and equipment, net                                      12,747          13,443
Intangible assets, net                                            2,026           2,055
Other assets                                                        798             865
                                                              ---------       ---------
       Total assets                                           $ 142,806       $ 147,985
                                                              =========       =========

          Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                       $  49,214       $  49,117
  Current portion of long-term debt                                  20              24
  Net liabilities of discontinued operations                      2,161           2,235
                                                              ---------       ---------
       Total current liabilities                                 51,395          51,376

Long-term debt                                                   10,000          13,252
                                                              ---------       ---------
       Total liabilities                                         61,395          64,628
                                                              ---------       ---------
Stockholders' equity:
  Preferred stock, par value $.10 per share
    Authorized:  500,000 shares; issued and outstanding:           --              --
  Common stock, par value $.10 per share
     Authorized:  50,000,000 shares; issued and
     outstanding: 31,380,210 and 31,380,210 shares                3,138           3,138
  Additional paid-in capital                                     95,184          95,184
  Accumulated deficit                                           (14,535)        (12,614)
  Notes receivable from related parties                          (1,303)         (1,303)
  Treasury stock, at cost (495,000 and 468,000 shares)           (1,073)         (1,048)
                                                              ---------       ---------
       Total stockholders' equity                                81,411          83,357
                                                              ---------       ---------
       Total liabilities and stockholders' equity             $ 142,806       $ 147,985
                                                              =========       =========

           See accompanying notes to consolidated financial statements

          STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
                           (unaudited)
                (in thousands, except share data)


                                                              Three months ended March 31,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
Revenues                                                     $     85,051       $     87,309
Cost and expenses:
  Cost of materials                                                70,182             69,568
  Operating wages and benefits                                      6,920              7,013
  Other operating expenses                                          2,529              2,803
  Selling, general and administrative expenses                      8,054              8,496
                                                             ------------       ------------
Total costs and expenses                                           87,685             87,880
                                                             ------------       ------------
      Operating loss                                               (2,634)              (571)

Gain on sale of subsidiary                                           --               43,185

Interest income (expense):
  Interest expense                                                   (280)              (544)
  Interest income                                                       6                130
                                                             ------------       ------------
Interest expense, net                                                (274)              (414)
                                                             ------------       ------------
      Income (loss) before income taxes                            (2,908)            42,200
Income tax benefit (expense)                                          987            (16,291)
                                                             ------------       ------------
      Income (loss) from continuing operations                     (1,921)            25,909
Loss from discontinued operations                                    --                 (650)
                                                             ------------       ------------
      Net income (loss)                                      $     (1,921)      $     25,259
                                                             ============       ============

Net income (loss) per common share - basic and diluted:
      Income (loss) from continuing operations               $      (0.06)      $       0.84
      Loss from discontinued operations                              --                (0.02)
                                                             ------------       ------------
      Net income (loss)                                      $      (0.06)      $       0.82
                                                             ============       ============

Weighted average number of shares of common
 stock outstanding:
     Basic                                                     30,898,143         30,988,694
                                                             ============       ============
     Diluted                                                   30,898,143         31,079,617
                                                             ============       ============

  See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (unaudited)
                                 (in thousands)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           2001           2000
                                                                         --------       --------
Cash flows from operating activities:
  Net income (loss) from continuing operations                           $ (1,921)      $ 25,909
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
      Depreciation and amortization                                         1,042          1,228
      Gain on sale of subsidiary                                             --          (43,185)
      Deferred income taxes                                                  (278)         9,391
  Changes in operating assets and liabilities:
      Accounts receivable                                                   4,159         (4,730)
      Inventories                                                             782        (11,388)
      Prepaid expenses and other current assets                                (8)           (26)
      Accounts payable and accrued expenses                                    97         15,137
      Other, net                                                               31           (216)
                                                                         --------       --------
     Net cash provided by (used in) continuing operations                   3,904         (7,880)
  Discontinued operations:
    Net loss                                                                 --             (650)
    Deferred income taxes                                                    --             (350)
    Change in net liabilities                                                 (74)         1,006
                                                                         --------       --------
         Net cash provided by (used in) operating activities                3,830         (7,874)
                                                                         --------       --------
Cash flows from investing activities:
     Proceeds from sale of business, net                                     --           50,356
     Additions of property and equipment                                     (281)        (1,108)
                                                                         --------       --------
         Net cash provided by (used in) investing activities                 (281)        49,248
                                                                         --------       --------
Cash flows from financing activities:
     Repurchase of common stock                                               (25)          (108)
     Repayment of notes payable                                            (3,250)       (29,900)
     Repayment of long-term obligations                                        (6)        (1,406)
                                                                         --------       --------
         Net cash used in financing activities                             (3,281)       (31,414)
                                                                         --------       --------
         Increase in cash and cash equivalents                                268          9,960
Cash and cash equivalents, beginning of the period                          1,869          1,508
                                                                         --------       --------
Cash and cash equivalents, end of the period                             $  2,137       $ 11,468
                                                                         ========       ========

Supplemental cash flow information:
         Taxes paid                                                      $    161       $     39
                                                                         ========       ========
         Interest paid                                                   $    312       $    922
                                                                         ========       ========

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)


     1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 and 2000 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

     3. Under terms of a 1997 sale of a business, the Company is required to repurchase certain inventory of the sold business that remained unsold as of June 2, 2000. During June 2000, the buyer notified the Company that the amount of such inventory was approximately $2,200,000. At that time the buyer discontinued payments of principal and interest on outstanding promissory notes of $2,007,000 from the 1997 sale. Based on data provided by the buyer, the Company believes that the value of the unsold inventory is less than the asserted amount and it is in the process of evaluating the claim. The Company also notified the buyer that it was in default under the terms of the promissory notes. The Company believes that it has adequately provided for its obligations under the contract and that any liability resulting from the claim or its efforts to collect the outstanding notes will not have a material impact on its consolidated financial position or results of operations.

     4. The Company has a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate and/or a Eurodollar rate, with a commitment fee of 0.25% per annum on the unused portion of the credit available. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the effective interest rate on borrowings up to $25,000,000. The credit facility is collateralized by substantially all of the assets of the Company and is subject to certain financial covenants when borrowings exceed $25,000,000. As of March 31, 2001, there were $10,000,000 of borrowings outstanding under the credit facility with a weighted average interest rate of 6.7%.

     5. Net loss per common share - basic and diluted are equal for the three months ended March 31, 2001, because the effect of the assumed issuance of potential shares of common stock is antidilutive. For the three months ended March 31, 2000, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 90,923 shares under the treasury stock method. Options to purchase approximately 3,753,000 shares at prices ranging from $1.73 to $8.00 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on March 31, 2000. As of March 31, 2001 and 2000, there were stock options outstanding for approximately 2,080,000 and 3,956,000 common shares.

     6. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers. The Company's INTERMAT subsidiary, which was sold in March 2000, provided inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the three months ended March 31, 2001 and 2000, revenues from data management services to customers other than In-Plant Store customers amounted to $0 and $1,463,000.

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

     The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, through its In-Plant Store(R) program.

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

SYSTEMS IMPLEMENTATION

     As of March 31, 2001, substantially all of the Company's In-Plant Store locations were utilizing the In-Site(R) operating system, the Company's proprietary information system. During the roll-out of the system to its sites, the Company experienced unanticipated difficulties with data conversion from legacy systems and with the flow and integration of information into the financial systems. The Company also extended the deployment schedule in order to allow sufficient time and resources to successfully complete the project. The implementation problems and schedule changes have resulted in increased overtime, temporary labor, travel and outside consultant expenses in order to improve the Company's operating processes at existing In-Plant Store sites and to ensure that these sites are technologically equipped for high service levels.

RESULTS OF OPERATIONS

     The following table of revenues and percentages sets forth selected items of the results of operations.

                                                    Three months ended
                                                         March 31,
                                                --------------------------
                                                  2001             2000
                                                --------         --------
                                                   (dollars in thousands)

Revenues                                        $  85,051        $  87,309
                                                    100.0%           100.0%
Cost of materials                                    82.5             79.7
Operating wages and benefits                          8.1              8.0
Other operating expenses                              3.0              3.2
Selling, general and administrative
  expenses                                            9.5              9.7
Operating loss                                       (3.1)            (0.6)
Gain on sale of subsidiary                            --              49.4
Interest expense, net                                (0.3)            (0.5)
Income (loss) before income taxes                    (3.4)            48.3
Income tax benefit (expense)                          1.1            (18.7)
Income (loss) from continuing operations             (2.3)            29.6
Loss from discontinued
  operations, net of tax                              --              (0.7)
Net income (loss)                                    (2.3)            28.9


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenues for the three months ended March 31, 2001 decreased 2.6% to $85,051,000 from $87,309,000 for the three months ended March 31, 2000. Of the 2.6% decrease, 1.7% is attributable to lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT. The Company's planned slowdown of the introduction of new sites resulted in lower revenue from new site implementations, which in turn accounted for 0.7% of the revenue decline. The balance of the decline was due to lower revenues from site closings, which were partially offset by increased revenues at maturing sites. The slowdown of the introduction of new sites and the closing of unprofitable sites, coupled with the decline in revenues attributable to the INTERMAT sale, will likely result in a decrease in revenues in the first half of 2001 versus 2000 and will impact the Company's ability to achieve historic levels of revenue and growth during 2001. During the three months ended March 31, 2001 and 2000, three In-Plant Store customers, in the aggregate, comprised approximately 35.8% and 25.1% of the Company's revenues. One of the In-Plant Store customers represented approximately 21.8% and 13.3% of revenues for the three months ended March 31, 2001 and 2000.

     Cost of materials as a percentage of revenues increased to 82.5% for the three months ended March 31, 2001 from 79.7% in 2000. Lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT accounts for approximately 1.7% of the increase because there are no direct material costs associated with data management services. Approximately 0.7% of the increase relates to the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no direct material costs. The consolidated percentage increase also reflects the high volume/low margin sales of inventory at terminated sites for the three months ended March 31, 2001 as compared to 2000.

     Operating wages and benefits expenses as a percentage of revenues increased to 8.1% for the three months ended March 31, 2001 from 8.0% in 2000. This increase reflects higher wages and employee benefit costs for the Company's In-Plant Store workforce. The increase further reflects additional staffing and overtime in connection with In-Site training and service improvements. The increase was offset by the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

     Other operating expenses as a percentage of revenues decreased to 3.0% for the three months ended March 31, 2001 from 3.2% in 2000. The decrease reflects the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations. The decrease was partially offset by higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs.

     Selling, general and administrative expenses as a percentage of revenues decreased to 9.5% for the three months ended March 31, 2001 from 9.7% in 2000. The three months ended March 31, 2001, includes a charge of 0.6% of revenues related to site closings. Excluding this charge, the net decrease of 0.8% was primarily due to the decline in data management service revenues as a result of the first quarter 2000 sale of INTERMAT, which historically had a significantly higher selling, general and administrative cost component than the In-Plant Store business. In-Plant Store selling, general and administrative expenses for the three months ended March 31, 2001, as a percentage of revenues, were slightly lower than 2000, as the Company reduced temporary labor related to the implementation of In-Site systems.

     Interest expense, net was $274,000, or 0.3% of revenues, for the three months ended March 31, 2001 compared to $414,000, or 0.5% of revenues, for the three months ended March 31, 2000. The decrease reflects lower average borrowings and interest rates in 2001.

     An income tax benefit of $987,000 was recorded for the three months ended March 31, 2001, as a result of the Company's pretax losses. Income tax expense of $16,291,000 was recorded for the three months ended March 31, 2000 on the Company's pretax income from continuing operations, which includes the gain from the sale of INTERMAT.

     Loss from discontinued operations was $650,000, net of income tax benefit of $350,000, for the three months ended March 31, 2000, reflecting a charge for contractual obligations from a prior sale of a business

     Net loss for the three months ended March 31, 2001 was $1,921,000, compared to net income of $25,259,000 in 2000, as a result of the operating results previously discussed and the first quarter 2000 sale of INTERMAT.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's credit facility provides maximum borrowings of $50,000,000. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the Company's borrowing rate. As of March 31, 2001, there were $10,000,000 of borrowings outstanding under the credit facility at a weighted average interest rate of 6.7%. The credit facility is subject to certain financial covenants when borrowings exceed $25,000,000. In the event future compliance with such covenants is not achieved, borrowings in excess of $25,000,000 would be subject to bank approval. Future borrowings under the facility are expected to be used primarily to fund working capital requirements for the In-Plant Store program.

     Net cash provided by operating activities was $3,830,000 for the three months ended March 31, 2001 compared to net cash used of $7,874,000 in 2000. The Company was able to increase cash provided, although it had a larger operating loss (excluding the INTERMAT sale) in 2001 as compared to 2000. The increase in cash provided was primarily due to a decrease in accounts receivable and inventories. Accounts receivable includes outstanding balances with several terminated accounts with which the Company is involved in litigation. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse affect, individually or in the aggregate, on its consolidated financial position or results of operations.

     Net cash used by investing activities was $281,000 for the three months ended March 31, 2001 compared to net cash provided of $49,248,000 in 2000. Expenditures for computer systems and related equipment were lower in 2001 than in 2000. For the three months ended March 31, 2000, cash was provided from the sale of INTERMAT.

     Net cash used in financing activities was $3,281,000 for the three months ended March 31, 2001 compared to net cash used of $31,414,000 in 2000. During the three months ended March 31, 2001, the Company used cash provided by operating activities to repay borrowings under the credit facility. Net cash used in 2000 reflected payment of all outstanding borrowings under the credit facility with INTERMAT sale proceeds as of March 2, 2000, and payment of a $1,400,000 note to an officer of the Company.

     The Company believes that cash on hand, cash generated from future operations, including improvements in working capital management, and cash from the credit facility will generate sufficient funds to permit the Company to support the In-Plant Store program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk is generally limited to changes in interest rates related to funds available for investment and borrowings under the Company's credit facility, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments. If market interest rates were to increase by 10% from rates as of March 31, 2001, the effect would not be material to the Company.

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

(b). Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Strategic Distribution, Inc.


Date: May 14, 2001                            By: /s/ Ronald C. Whitaker
                                                  -------------------------
                                                  Ronald C. Whitaker,
                                                  President and Chief
                                                  Executive Officer


Date: May 14, 2001                            By: /s/ Michael F. Bonner
                                                  ---------------------------
                                                   Michael F. Bonner,
                                                   Vice President and
                                                   Chief Financial Officer


Date: May 14, 2001                            By: /s/ David L. Courtright
                                                  ---------------------------
                                                   David L. Courtright,
                                                   Controller and
                                                   Chief Accounting Officer

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