Form 10-Q
period 2001-06-30
STRATEGIC DISTRIBUTION INC
filed 2001-08-14
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 0-5228

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Number of Common Shares outstanding at August 8, 2001: 3,088,611

                                TABLE OF CONTENTS


                                                                   Page No.
                                                                   --------

                         PART I - FINANCIAL INFORMATION

ITEM 1
               Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     June 30, 2001 (unaudited)
                     and December 31, 2000

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months and Six
                     Months Ended June 30, 2001 and 2000

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Six Months Ended
                     June 30, 2001 and 2000

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

ITEM 2
               Management's Discussion and Analysis of Financial       7
               Condition and Results of Operations

ITEM 3
               Quantitative and Qualitative Disclosures About
               Market Risk                                             12


                           PART II - OTHER INFORMATION


ITEM 4
               Submission of Matters to a Vote of Security
               Holders                                                 13

ITEM 6
               Exhibits and Reports on Form 8-K                        13

               Signatures                                              15

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (in thousands, except share data)

                                                                  June 30,   December 31,
                                                                   2001         2000
                                                                 ---------    ---------
                                                                (unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents                                      $   1,575    $   1,869
  Accounts receivable, net                                          56,616       68,145
  Current portion of notes receivable                                2,007        2,007
  Inventories                                                       50,837       55,328
  Prepaid expenses and other current assets                            467          367
  Deferred income taxes                                              4,584        3,906
                                                                 ---------    ---------
       Total current assets                                        116,086      131,622
Property and equipment, net                                         12,831       13,443
Intangible assets, net                                               1,997        2,055
Other assets                                                           668          865
                                                                 ---------    ---------
       Total assets                                              $ 131,582    $ 147,985
                                                                 =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                          $  49,137    $  49,117
  Current portion of long-term debt                                     12           24
  Net liabilities of discontinued operations                         2,161        2,235
                                                                 ---------    ---------
       Total current liabilities                                    51,310       51,376
Long-term debt                                                        --         13,252
                                                                 ---------    ---------
       Total liabilities                                            51,310       64,628
                                                                 ---------    ---------
Stockholders' equity:
  Preferred stock, par value $.10 per share
    Authorized:  500,000 shares; issued and outstanding:  none        --           --
  Common stock, par value $.10 per share
     Authorized:  20,000,000 shares; issued and
     outstanding: 3,138,105 and 3,138,021 shares                       314          314
  Additional paid-in capital                                        98,008       98,008
  Accumulated deficit                                              (15,674)     (12,614)
  Notes receivable from related parties                             (1,303)      (1,303)
  Treasury stock, at cost (49,500 and 46,800 shares)                (1,073)      (1,048)
                                                                 ---------    ---------
       Total stockholders' equity                                   80,272       83,357
                                                                 ---------    ---------
       Total liabilities and stockholders' equity                $ 131,582    $ 147,985
                                                                 =========    =========

          See accompanying notes to consolidated financial statements.

      STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations

                       (unaudited)

            (in thousands, except share data)

                                                          Three months ended June 30,   Six months ended June 30,
                                                          --------------------------    --------------------------
                                                             2001           2000           2001           2000
                                                          -----------    -----------    -----------    -----------
Revenues                                                  $    81,790    $    90,817    $   166,841    $   178,126
Cost and expenses:
  Cost of materials                                            66,767         74,148        136,949        143,716
  Operating wages and benefits                                  6,559          6,714         13,479         13,727
  Other operating expenses                                      2,627          2,369          5,156          5,172
  Selling, general and administrative expenses                  7,485          7,996         15,539         16,492
                                                          -----------    -----------    -----------    -----------
Total costs and expenses                                       83,438         91,227        171,123        179,107
                                                          -----------    -----------    -----------    -----------
          Operating loss                                       (1,648)          (410)        (4,282)          (981)
Gain on sale of subsidiary                                       --             --             --           43,185

Interest income (expense):
  Interest expense                                                (96)           (55)          (376)          (599)
  Interest income                                                  21            112             27            242
                                                          -----------    -----------    -----------    -----------
Interest income (expense), net                                    (75)            57           (349)          (357)
                                                          -----------    -----------    -----------    -----------
          Income (loss) before income taxes                    (1,723)          (353)        (4,631)        41,847
Income tax benefit (expense)                                      584            127          1,571        (16,164)
                                                          -----------    -----------    -----------    -----------
      Income (loss) from continuing operations                 (1,139)          (226)        (3,060)        25,683
Loss from discontinued operations, net of tax                    --             --             --             (650)
                                                          -----------    -----------    -----------    -----------
          Net income (loss)                               $    (1,139)   $      (226)   $    (3,060)   $    25,033
                                                          ===========    ===========    ===========    ===========

Net income (loss) per common share - basic and diluted:
      Income (loss) from continuing operations            $     (0.37)   $     (0.07)   $     (0.99)   $      8.30
      Loss from discontinued operations                          --             --             --            (0.21)
                                                          -----------    -----------    -----------    -----------
      Net income (loss)                                   $     (0.37)   $     (0.07)   $     (0.99)   $      8.09
                                                          ===========    ===========    ===========    ===========

Weighted average number of shares of common
 stock outstanding:
            Basic                                           3,088,521      3,091,221      3,089,164      3,095,045
                                                          ===========    ===========    ===========    ===========
            Diluted                                         3,088,521      3,091,221      3,089,164      3,099,591
                                                          ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                 (in thousands)

                                                                    Six months ended June 30,
                                                                    -------------------------
                                                                        2001        2000
                                                                      --------    --------
Cash flows from operating activities:
 Net income (loss) from continuing operations                         $ (3,060)   $ 25,683
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
      Depreciation and amortization                                      2,073       2,258
      Gain on sale of subsidiary                                          --       (43,185)
      Deferred income taxes                                               (678)      9,391
  Changes in operating assets and liabilities:
      Accounts receivable                                               11,529     (11,507)
      Inventories                                                        4,491     (14,867)
      Prepaid expenses and other current assets                           (100)       (111)
      Accounts payable and accrued expenses                                 20       8,967
      Other, net                                                           124        (239)
                                                                      --------    --------
     Net cash provided by (used in) continuing operations               14,399     (23,610)
  Discontinued operations:
    Net loss                                                              --          (650)
    Deferred income taxes                                                 --          (350)
    Change in net liabilities                                              (74)      1,005
                                                                      --------    --------
         Net cash provided by (used in) operating activities            14,325     (23,605)
Cash flows from investing activities:
     Proceeds from sale of business, net                                  --        50,356
     Additions of property and equipment                                (1,330)     (1,811)
                                                                      --------    --------
         Net cash provided by (used in) investing activities            (1,330)     48,545
                                                                      --------    --------
Cash flows from financing activities:
     Repurchase of common stock                                            (25)       (108)
     Repayment of notes payable                                        (13,250)    (23,400)
     Repayment of long-term obligations                                    (14)     (1,411)
                                                                      --------    --------
         Net cash used in financing activities                         (13,289)    (24,919)
                                                                      --------    --------
         Increase (decrease) in cash and cash equivalents                 (294)         21
Cash and cash equivalents, beginning of the period                       1,869       1,508
                                                                      --------    --------
Cash and cash equivalents, end of the period                          $  1,575    $  1,529
                                                                      ========    ========
Supplemental cash flow information:
         Taxes paid                                                   $  1,783    $  3,321
                                                                      ========    ========
         Interest paid                                                $    443    $    928
                                                                      ========    ========

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)

1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2001 and 2000 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

3. The Company has a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate and/or a Eurodollar rate, with a commitment fee of 0.25% per annum on the unused portion of the credit available. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the effective interest rate on borrowings up to $25,000,000. The credit facility is collateralized by substantially all of the assets of the Company and is subject to certain financial covenants when borrowings exceed $25,000,000. As of June 30, 2001, there were no borrowings outstanding under the credit facility.

4. Effective May 17, 2001, the Company's shareholders approved a one-for-ten reverse split of its common stock (the "Reverse Split"). The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares. The effect of the Reverse Split has been retroactively reflected as of December 31, 2000 in the consolidated balance sheet. All references to number of shares issued and outstanding, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the periods presented.

5. Net loss per common share - basic and diluted are equal for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001, because the effect of the assumed issuance of potential shares of common stock is antidilutive. For the six months ended June 30, 2000, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 4,546 shares under the treasury stock method. Options to purchase approximately 275,500 shares at prices ranging from $17.00 to $80.00 per share were outstanding during the six months ended June 30, 2000, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on June 30, 2000. As of June 30, 2001 and 2000, there were stock options outstanding for approximately 203,100 and 296,300 common shares.

6. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers. INTERMAT, which was sold in March 2000, provided inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001, there were no revenues from data management services to customers other than In-Plant Store customers. During the six months ended June 30, 2000, revenues from data management services to customers other than In-Plant Store customers amounted to $1,463,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Certain statements in this Form 10-Q constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to obtain and manage growth, termination of contracts by the Company's customers, competition in the Company's business, the Company's dependence on key personnel and the effects of general economic conditions on the Company and its customers, including reduced volume of business from the Company's existing customers, as well as lost volume due to plant shutdowns or consolidations by the Company's customers.

         The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, through its In-Plant Store(R) program.


SALE OF SUBSIDIARY

         On March 2, 2000, the Company completed the sale of INTERMAT for $55,000,000 in cash. The Company realized a gain on sale of subsidiary of $43,185,000, or approximately $26,544,000 after tax, on the transaction. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use both current and future INTERMAT technology in the Company's In-Plant Store operations. A portion of the net proceeds from the INTERMAT sale transaction was used to repay all outstanding bank borrowings as of March 2, 2000. The balance of the net proceeds was used to pay federal tax deposits in connection with the sale and to fund the expansion of the In-Plant Store program.

SYSTEMS IMPLEMENTATION

         As of June 30, 2001, substantially all of the Company's In-Plant
Store locations were utilizing the In-Site(R) operating system, the Company's proprietary information system. During the roll-out of the system to its sites, which began in late 1999, the Company experienced unanticipated difficulties with data conversion from legacy systems and with the flow and integration of information into the financial systems. The Company also extended the deployment schedule in order to allow sufficient time and resources to successfully complete the project. The implementation problems and schedule changes have resulted in increased overtime, temporary labor, travel and outside consultant expenses in order to improve the Company's operating processes at existing In-Plant Store sites and to ensure that these sites are technologically equipped for high service levels.


RESULTS OF OPERATIONS

         The following table of revenues and percentages sets forth selected items of the results of operations.

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                    ------------------------    -------------------------
                                            JUNE 30,                    JUNE 30,
                                            --------                    --------
                                       2001          2000          2001           2000
                                    ----------    ----------    ----------     ----------
                                                   (dollars in thousands)
Revenues                            $   81,790    $   90,817    $  166,841     $  178,126
                                         100.0%        100.0%        100.0%         100.0%
Cost of materials                         81.6          81.7          82.1           80.7
Operating wages and benefits               8.0           7.4           8.1            7.7
Other operating expenses                   3.2           2.6           3.1            2.9
Selling, general and
  administrative expenses                  9.2           8.8           9.3            9.3
Operating loss                            (2.0)         (0.5)         (2.6)          (0.6)
Gain on sale of subsidiary                --            --            --             24.2
Interest income (expense), net            (0.1)          0.1          (0.2)          (0.2)
Income (loss) before income taxes         (2.1)         (0.4)         (2.8)          23.4
Income tax benefit (expense)               0.7           0.1           0.9           (9.1)
Income (loss) from continuing
  operations                              (1.4)         (0.3)         (1.9)          14.3
Loss from discontinued
  operations, net of tax                  --            --            --             (0.4)
Net income (loss)                         (1.4)         (0.3)         (1.9)          13.9

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 301, 2000

         Revenues for the three months ended June 30, 2001 decreased 9.9% to $81,790,000 from $90,817,000 for the three months ended June 30, 2000. The Company continued to terminate unprofitable contracts. Revenue declines from site closings, including unprofitable contracts, were partially offset by increased revenues from the maturation of sites opened over the last six quarters, resulting in a net decline of 14.9%. Final sales of inventories at closed sites generated a revenue increase of 5.3% for the three months ended June 30, 2001, as compared to June 30, 2000. The Company's planned slowdown of the introduction of new sites also resulted in lower revenue from new site implementations, which in turn accounted for 0.3% of the revenue decline. The slowdown of the introduction of new sites and the closing of unprofitable sites will impact the Company's ability to achieve historic levels of revenue and growth during 2001. During the three months ended June 30, 2001 and 2000, three In-Plant Store customers, in the aggregate, comprised approximately 41.9% and 26.7% of the Company's revenues. One of the In-Plant Store customers represented approximately 24.3% and 13.9% of revenues for the three months ended June 30, 2001 and 2000. Another In-Plant Store customer represented approximately 10.9% of revenues for the three months ended June 30, 2001, but less than 10% for the three months ended June 30, 2000.

         Cost of materials as a percentage of revenues decreased slightly to 81.6% for the three months ended June 30, 2001 from 81.7% in 2000. Improvements in the Company's overall profit margins for the three months ended June 30, 2001 as compared to 2000, through certain site closings, were offset by the high volume/low margin sales of inventory at terminated sites, as well as the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs.

         Operating wages and benefits expenses as a percentage of revenues increased to 8.0% for the three months ended June 30, 2001 from 7.4% in 2000. This increase reflects higher wages and employee benefit costs for the Company's In-Plant Store workforce. The increase also reflects additional staffing in connection with In-Site training and service improvements since June 30, 2000.

         Other operating expenses as a percentage of revenues increased to 3.2% for the three months ended June 30, 2001 from 2.6% in 2000. Approximately 50% of the increase reflects higher temporary labor and travel costs related to site closures and service improvement projects. The remaining increase represents higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs.

         Selling, general and administrative expenses as a percentage of revenues increased to 9.2% for the three months ended June 30, 2001 from 8.8% in 2000. Approximately 80% of the increase reflects higher costs for management changes, consulting and travel related to site closures and service improvement projects. The remaining increase represents one-time costs associated with the Company's one-for-ten reverse stock split, effective May 17, 2001.

         Interest expense, net was $75,000, or 0.1% of revenues, for the three months ended June 30, 2001 compared to interest income of $57,000, or 0.1% of revenues, for the three months ended June 30, 2000. The increase in net interest expense reflects borrowings against the Company's credit facility during the three months ended June 30, 2001. During the three months ended June 30, 2000, the Company paid off all outstanding borrowings under the credit facility with proceeds from the sale of INTERMAT and earned net interest income by investing the remaining available proceeds.

         Income tax benefits of $584,000 and $127,000 were recorded for the three months ended June 30, 2001 and 2000, as a result of the Company's pretax losses.

         Net loss for the three months ended June 30, 2001 was $1,139,000, compared to net loss of $226,000 in 2000, as a result of the operating results previously discussed.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Revenues for the six months ended June 30, 2001 decreased 6.3% to $166,841,000 from $178,126,000 for the six months ended June 30, 2000. The
Company continued to terminate unprofitable contracts. Revenue declines from site closings, including unprofitable contracts, were partially offset by increased revenues from the maturation of sites opened over the last six quarters, resulting in a net decline of 8.3%. Final sales of inventories at closed sites generated a revenue increase of 3.3% for the six months ended June 30, 2001, as compared to June 30, 2000. The Company's planned slowdown of the introduction of new sites also resulted in lower revenue from new site implementations, which in turn accounted for 0.5% of the revenue decline. The slowdown of the introduction of new sites and the closing of unprofitable sites will impact the Company's ability to achieve historic levels of revenue and growth during 2001. Additionally, 0.8% of the decrease is attributable to lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT. During the six months ended June 30, 2001 and 2000, three In-Plant Store customers, in the aggregate, comprised approximately 38.1% and 27.6% of the Company's revenues. One of the In-Plant Store customers represented approximately 23.0% and 14.5% of revenues for the six months ended June 30, 2001 and 2000.

         Cost of materials as a percentage of revenues increased to 82.1% for the six months ended June 30, 2001 from 80.7% in 2000. Lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT accounted for approximately 0.9% of the increase because there are no material costs associated with data management services. Approximately 0.4% of the increase relates to the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs. The consolidated percentage increase also reflects improvements in the Company's overall profit margins for the six months ended June 30, 2001 as compared to 2000, through certain site closings, offset by the high volume/low margin sales of inventory at terminated sites.

         Operating wages and benefits expenses as a percentage of revenues increased to 8.1% for the six months ended June 30, 2001 from 7.7% in 2000. This increase reflects higher wages and employee benefit costs for the Company's In-Plant Store workforce. The increase also reflects additional staffing in connection with In-Site training and service improvements since June 30, 2000. The increase was partially offset by the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

         Other operating expenses as a percentage of revenues increased to 3.1% for the six months ended June 30, 2001 from 2.9% in 2000. The increase reflects higher temporary labor and travel costs related to site closures and service improvement projects and higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs. The increase was partially offset by the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

         Selling, general and administrative expenses as a percentage of revenues remained constant at 9.3% for the six months ended June 30, 2001 and 2000. The six months ended June 30, 2001, includes a charge of 0.3% of revenues related to site closings. The Company also incurred higher consulting and travel costs related to site closures and service improvement projects and one-time costs associated with the Company's one-for-ten reverse stock split, effective May 17, 2001. Offsetting the increases described above was a decrease of approximately 0.4% of revenues due to the decline in data management service revenues as a result of the first quarter 2000 sale of INTERMAT, which historically had a significantly higher selling, general and administrative cost component than the In-Plant Store business.

         Interest expense, net was $349,000, or 0.2% of revenues, for the six months ended June 30, 2001 compared to $357,000, or 0.2% of revenues, for the six months ended June 30, 2000. The Company had higher average borrowings and interest rates during the six months ended June 30, 2000 as compared to 2001, which were offset by higher interest income during the period the Company invested available proceeds from the INTERMAT sale.

         An income tax benefit of $1,571,000 was recorded for the six months ended June 30, 2001, as a result of the Company's pretax losses. Income tax expense of $16,164,000 was recorded for the six months ended June 30, 2000 on the Company's pretax income from continuing operations, which includes the gain from the sale of INTERMAT.

         Loss from discontinued operations was $650,000, net of income tax benefit of $350,000, for the six months ended June 30, 2000, reflecting a charge for contractual obligations from a prior sale of a business.

         Net loss for the six months ended June 30, 2001 was $3,060,000, compared to net income of $25,033,000 in 2000, as a result of the operating results previously discussed and the first quarter 2000 sale of INTERMAT.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's credit facility provides maximum borrowings of $50,000,000. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the Company's borrowing rate. As of June 30, 2001, there were no borrowings outstanding under the credit facility. The credit facility is subject to certain financial covenants when borrowings exceed $25,000,000. In the event future compliance with such covenants is not achieved, borrowings in excess of $25,000,000 would be subject to bank approval. Future borrowings under the credit facility are expected to be used primarily to fund working capital requirements for the In-Plant Store program.

         Net cash provided by operating activities was $14,325,000 for the six months ended June 30, 2001 compared to net cash used of $23,605,000 in 2000. The Company was able to increase cash provided, although it had a larger operating loss (excluding the INTERMAT sale) in 2001 as compared to 2000. The increase in cash provided was primarily due to a decrease in accounts receivable and inventories. Accounts receivable includes outstanding balances with several terminated accounts with which the Company is involved in litigation. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse affect, individually or in the aggregate, on its consolidated financial position or results of operations.

         Net cash used by investing activities was $1,330,000 for the six months ended June 30, 2001 compared to net cash provided of $48,545,000 in 2000. Expenditures for computer systems and related equipment were lower in 2001 than in 2000. For the six months ended June 30, 2000, cash was provided from the sale of INTERMAT.

         Net cash used in financing activities was $13,289,000 for the six months ended June 30, 2001 compared to net cash used of $24,919,000 in 2000. During the six months ended June 30, 2001, the Company used cash provided by operating activities to repay all outstanding borrowings under the credit facility. Net cash used in 2000 reflected payment of all outstanding borrowings under the credit facility with INTERMAT sale proceeds as of March 2, 2000, and payment of a $1,400,000 note to an officer of the Company.

         The Company believes that cash on hand, cash generated from future operations, including improvements in working capital management, and cash from the credit facility will generate sufficient funds to permit the Company to support the In-Plant Store program.


RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

         The Company believes adoption of this accounting standard will not have a material effect on the Company's financial position or results of operations.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is generally limited to changes in interest rates related to funds available for investment and borrowings under the Company's credit facility, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments. If market interest rates were to increase by 10% from rates as of June 30, 2001, the effect would not be material to the Company.

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

                                     PART II


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's 2001 Annual Meeting of Stockholders (the "2001 Annual Meeting") was held on May 16, 2001. At the 2001 Annual Meeting, William R. Berkley, William R. Berkley, Jr., Andrew M. Bursky, Catherine B. James, Robert D. Neary, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and Ronald C. Whitaker were elected to the Company's Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualify, or until their earlier resignation or removal. At the 2001 Annual Meeting, 25,977,318 shares were voted for Mr. Berkley and 903,573 votes were withheld, 26,452,462 shares were voted for Mr. Berkley, Jr. and 428,429 votes were withheld, 26,852,441 shares were voted for Mr. Bursky and 28,450 votes were withheld, 26,852,741 shares were voted for Ms. James and 28,150 votes were withheld, 26,718,205 shares were voted for Mr. Neary and 162,686 votes were withheld, 26,848,611 shares were voted for Mr. Nusbaum and 32,280 votes were withheld, 26,847,611 shares were voted for Mr. Polan and 33,280 votes were withheld, 26,749,411 shares were voted for Mr. Quain and 131,480 votes were withheld, 26,089,335 shares were voted for Mr. Whitaker and 791,556 votes were withheld.

            At the 2001 Annual Meeting, holders of Common Stock were asked to
            (i) approve a one-for-ten reverse split of the Company's common stock ("Proposal II"), (ii) approve a decrease in the authorized number of shares of common stock from 50,000,000 shares to 20,000,000 shares ("Proposal III"), and (iii) ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 ("Proposal IV"). The following table sets forth the shares of Common Stock voted for, against, and abstaining with respect to Proposal II, Proposal III and Proposal
            IV. There were no broker non-votes with respect to either Proposal II, Proposal III or Proposal IV.

            PROPOSAL          FOR            AGAINST       ABSTAINING
            --------          ---            -------       ----------
            Proposal II    26,723,420        151,417         6,054
            Proposal III   26,382,122        498,127           642
            Proposal IV    26,755,554        124,956           381

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


(b). Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Strategic Distribution, Inc.


Date: August 14, 2001                      By: /s/ RONALD C. WHITAKER
                                              --------------------------
                                              Ronald C. Whitaker,
                                              President and Chief
                                              Executive Officer


Date: August 14, 2001                      By: /s/ MICHAEL F. BONNER
                                              --------------------------
                                              Michael F. Bonner,
                                              Vice President and
                                              Chief Financial Officer


Date: August 14, 2001                      By: /s/ DAVID L. COURTRIGHT
                                              --------------------------
                                              David L. Courtright,
                                              Controller and
                                              Chief Accounting Officer

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