Form 10-Q
period 2001-09-30
STRATEGIC DISTRIBUTION INC
filed 2001-11-14
CIK 73822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ----------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to  _____________________


Commission file number    0-5228
                        ----------

                          STRATEGIC DISTRIBUTION, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                   22-1849240
        -------------------------------       -------------------
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

  3220 Tillman Drive, Suite 200, Bensalem, PA           19020
  --------------------------------------------       -----------
  (Address of principal executive offices)            (Zip Code)

                                  215-633-1900
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Number of Common Shares outstanding at November 7, 2001: 3,088,638

                                TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------
                         Part I - Financial Information
Item 1        Consolidated Financial Statements:

               -     Consolidated Balance Sheets -                     1
                     September 30, 2001 (unaudited)
                     and December 31, 2000

               -     Consolidated Statements of Operations             2
                     (unaudited) - Three Months and Nine
                     Months Ended September 30, 2001 and 2000

               -     Consolidated Statements of Cash Flows             3
                     (unaudited) - Nine Months Ended
                     September 30, 2001 and 2000

               -     Notes to Consolidated Financial Statements        4
                     (unaudited)

Item 2         Management's Discussion and Analysis of Financial       6
               Condition and Results of Operations

Item 3         Quantitative and Qualitative Disclosures About
               Market Risk                                            13

                           Part II - Other Information

Item 6         Exhibits and Reports on Form 8-K                       14

               Signatures                                             15

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                  September 30,     December 31,
                                                                      2001              2000
                                                                  -------------     ------------
                                                                   (unaudited)
                              Assets
Current assets:
  Cash and cash equivalents                                         $   4,117         $   1,869
  Accounts receivable, less allowances of $4,460 and $2,800            57,118            68,145
  Current portion of notes receivable                                   2,007             2,007
  Recoverable income taxes                                              4,700              --
  Inventories                                                          46,041            55,328
  Prepaid expenses and other current assets                               412               367
  Deferred income taxes                                                 2,194             3,906
                                                                    ---------         ---------
       Total current assets                                           116,589           131,622
Property and equipment, net                                            12,240            13,443
Intangible assets, net                                                  1,968             2,055
Other assets                                                              535               865
                                                                    ---------         ---------
       Total assets                                                 $ 131,332         $ 147,985
                                                                    =========         =========

              Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                             $  50,084         $  49,117
  Current portion of long-term debt                                         6                24
  Net liabilities of discontinued operations                            2,158             2,235
                                                                    ---------         ---------
       Total current liabilities                                       52,248            51,376
Long-term debt                                                           --              13,252
Deferred income taxes                                                   2,194              --
                                                                    ---------         ---------
       Total liabilities                                               54,442            64,628
                                                                    ---------         ---------
Stockholders' equity:
  Preferred stock, par value $.10 per share
    Authorized: 500,000 shares; issued and outstanding: none             --                --
  Common stock, par value $.10 per share
     Authorized: 20,000,000 shares;
     issued: 3,138,138 and 3,138,021 shares                               314               314
  Additional paid-in capital                                           98,008            98,008
  Accumulated deficit                                                 (19,056)          (12,614)
  Stockholder notes receivable                                         (1,303)           (1,303)
  Treasury stock, at cost (49,500 and 46,800 shares)                   (1,073)           (1,048)
                                                                    ---------         ---------
       Total stockholders' equity                                      76,890            83,357
                                                                    ---------         ---------
       Total liabilities and stockholders' equity                   $ 131,332         $ 147,985
                                                                    =========         =========


          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)
                        (in thousands, except share data)

                                                            Three months ended September 30,    Nine months ended September 30,
                                                            --------------------------------    -------------------------------
                                                                2001              2000              2001              2000
                                                             -----------       -----------       -----------       -----------
Revenues                                                     $    81,429       $    85,895       $   248,270       $   264,021
Cost and expenses:
  Cost of materials                                               66,697            73,036           203,646           216,752
  Operating wages and benefits                                     6,397             6,866            19,876            20,593
  Other operating expenses                                         2,217             2,310             7,373             7,482
  Selling, general and administrative expenses                     7,930             8,470            23,469            24,962
  Employment contract settlement and asset
    impairment expenses                                             --               3,098              --               3,098
                                                             -----------       -----------       -----------       -----------
Total costs and expenses                                          83,241            93,780           254,364           272,887
                                                             -----------       -----------       -----------       -----------
          Operating loss                                          (1,812)           (7,885)           (6,094)           (8,866)
Gain on sale of subsidiary                                          --                --                --              43,185
Interest income (expense):
  Interest expense                                                   (10)             (254)             (386)             (853)
  Interest income                                                     11                35                38               277
                                                             -----------       -----------       -----------       -----------
Interest income (expense), net                                         1              (219)             (348)             (576)
                                                             -----------       -----------       -----------       -----------
          Income (loss) before income taxes                       (1,811)           (8,104)           (6,442)           33,743
Income tax benefit (expense)                                      (1,571)            2,535              --             (13,629)
                                                             -----------       -----------       -----------       -----------
          Income (loss) from continuing operations                (3,382)           (5,569)           (6,442)           20,114
Loss on sale of discontinued operations, net of tax                 --                --                --                (650)
                                                             -----------       -----------       -----------       -----------
          Net income (loss)                                  $    (3,382)      $    (5,569)      $    (6,442)      $    19,464
                                                             ===========       ===========       ===========       ===========
Net income (loss) per common share - basic and diluted:
  Income (loss) from continuing operations                   $     (1.09)      $     (1.80)      $     (2.09)      $      6.50
  Loss from discontinued operations                                 --                --                --               (0.21)
                                                             -----------       -----------       -----------       -----------
          Net income (loss)                                  $     (1.09)      $     (1.80)      $     (2.09)      $      6.29
                                                             ===========       ===========       ===========       ===========
Weighted average number of shares of common
  stock outstanding:
          Basic                                                3,088,623         3,091,221         3,088,983         3,093,761
                                                             ===========       ===========       ===========       ===========
          Diluted                                              3,088,623         3,091,221         3,088,983         3,096,781
                                                             ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (unaudited)
                                 (in thousands)

                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                           2001             2000
                                                                         ---------        --------
Cash flows from operating activities:
 Income (loss) from continuing operations                                $ (6,442)        $ 20,114
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
      Depreciation and amortization                                         3,084            3,291
      Provision for uncollectible accounts                                  1,480            2,280
      Employment contract settlement and asset impairment                    --              3,098
      Gain on sale of subsidiary                                             --            (43,185)
      Deferred income taxes                                                 3,906            7,991
  Changes in operating assets and liabilities:
      Accounts receivable                                                   9,547          (17,857)
      Recoverable income taxes                                             (4,700)            --
      Inventories                                                           9,287          (15,349)
      Accounts payable and accrued expenses                                   967            7,914
      Other, net                                                              177             (284)
                                                                         --------         --------
     Net cash provided by (used in) continuing operations                  17,306          (31,987)
  Discontinued operations:
    Net loss                                                                 --               (650)
    Deferred income taxes                                                    --               (350)
    Change in net liabilities                                                 (77)           1,019
                                                                         --------         --------
         Net cash provided by (used in) operating activities               17,229          (31,968)
Cash flows from investing activities:
     Proceeds from sale of business, net                                     --             50,356
     Additions of property and equipment                                   (1,686)          (2,707)
                                                                         --------         --------
         Net cash provided by (used in) investing activities               (1,686)          47,649
                                                                         --------         --------
Cash flows from financing activities:
     Repurchase of common stock                                               (25)            (108)
     Repayment of notes payable                                           (13,250)         (14,300)
     Repayment of long-term obligations                                       (20)          (1,416)
                                                                         --------         --------
         Net cash used in financing activities                            (13,295)         (15,824)
                                                                         --------         --------
         Increase (decrease) in cash and cash equivalents                   2,248             (143)
Cash and cash equivalents, beginning of the period                          1,869            1,508
                                                                         --------         --------
Cash and cash equivalents, end of the period                             $  4,117         $  1,365
                                                                         ========         ========
Supplemental cash flow information:
         Taxes paid                                                      $  1,783         $  4,837
                                                                         ========         ========
         Interest paid                                                   $    500         $  1,116
                                                                         ========         ========

          See accompanying notes to consolidated financial statements.

                  STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                   (unaudited)

     1. The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2001 and 2000 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

     2. During the three months ended September 30, 2001, one In-Plant Store customer filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2001, the Company had outstanding prepetition receivables of $965,000 from the customer. In connection therewith, the Company recorded a charge of $800,000 during the period in addition to amounts previously provided. The Company's Chairman of the Board and two directors also serve as Chairman of the Board and directors, respectively, on the customer's board of directors.

     3. Recoverable income taxes of $4,700,000 on the consolidated balance sheet as of September 30, 2001, represents the anticipated federal income tax refund from the Company's 2000 federal income tax return and the estimated utilization of net operating loss carryback from 2001. During the three months ended September 30, 2001, the Company recorded income tax expense of $1,571,000 to increase its valuation allowance on net tax assets in accordance with applicable accounting standards. Realization of federal income tax benefits in excess of the estimated recoverable amount is dependent on future events that currently cannot be deemed more likely than not to occur.

     4. The Company has a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate and/or a Eurodollar rate, with a commitment fee of 0.25% per annum on the unused portion of the credit available. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the effective interest rate on borrowings up to $25,000,000. The credit facility is collateralized by substantially all of the assets of the Company and is subject to certain financial covenants when borrowings exceed $25,000,000. As of September 30, 2001, there were no borrowings outstanding under the credit facility.

     5. On March 2, 2000, the Company completed the sale of its INTERMAT, Inc. subsidiary ("INTERMAT") to Project Software & Development, Inc. ("PSDI") for $55,000,000 in cash. The Company realized a gain on sale of the subsidiary of $43,185,000, or approximately $26,544,000 after tax. The disposition was made pursuant to the terms of the Stock Purchase Agreement between the Company and PSDI, dated as of January 11, 2000 and as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of February 29, 2000.

     6. Effective May 17, 2001, the Company's shareholders approved a one-for-ten reverse split of its common stock (the "Reverse Split"). The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares. The effect of the Reverse Split has been retroactively reflected as of December 31, 2000 in the consolidated balance sheet. All references to number of shares issued, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the periods presented.

     7. Net loss per common share - basic and diluted are equal for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001, because the effect of the assumed issuance of potential shares of common stock is antidilutive. For the nine months ended September 30, 2000, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 3,020 shares under the treasury stock method. Options to purchase approximately 272,200 shares at prices ranging from $17.00 to $80.00 per share were outstanding during the nine months ended September 30, 2000, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options' exercise prices for substantially all of the three consecutive months ending on September 30, 2000. As of September 30, 2001 and 2000, there were stock options outstanding for approximately 164,900 and 292,500 common shares.

     8. The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers. INTERMAT, which was sold in March 2000, provided inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001, there were no revenues from data management services to customers other than In-Plant Store customers. During the nine months ended September 30, 2000, revenues from data management services to customers other than In-Plant Store customers amounted to $1,463,000.

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

     Many of the Company's manufacturing customers are experiencing business downturns in the current economic environment (approximately one-third of the Company's total business). One such customer filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code during the three months ended September 30, 2001. Economic downturn affecting the Company's customers, negatively impacts the Company's revenues and earnings, and its ability to effectively implement improvements in the In-Plant Store program. The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate. There can be no assurance, however, that the Company will not experience further reduction in business or asset losses due to economic downturn or business failures affecting its customers.

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

SYSTEMS IMPLEMENTATION

     As of September 30, 2001, substantially all of the Company's In-Plant Store locations were utilizing the In-Site(R) operating system, the Company's proprietary information system. During the roll-out of the system to its sites, which began in late 1999, the Company experienced unanticipated difficulties with data conversion from legacy systems and with the flow and integration of information into the financial systems. The Company also extended the deployment schedule in order to allow sufficient time and resources to successfully complete the project. The implementation problems and schedule changes have resulted in increased overtime, temporary labor, travel and outside consultant expenses in order to improve the Company's operating processes at existing In-Plant Store sites and to ensure that these sites are technologically equipped for high service levels.

RESULTS OF OPERATIONS

     The following table of revenues and percentages sets forth selected items of the results of operations.

                                             Three months ended                   Nine months ended
                                                September 30,                       September 30,
                                          --------------------------        ----------------------------
                                            2001             2000             2001               2000
                                          ---------        ---------        ---------         ----------
                                                             (dollars in thousands)
Revenues                                  $  81,429        $  85,895        $  248,270        $  264,021
                                              100.0%           100.0%            100.0%            100.0%
Cost of materials                              81.9             85.0              82.0              82.1
Operating wages and benefits                    7.9              8.0               8.0               7.8
Other operating expenses                        2.7              2.7               3.0               2.8
Selling, general and
  administrative expenses                       9.7              9.9               9.5               9.5
Employment contract settlement and
  asset impairment expenses                     --               3.6               --                1.2
Operating loss                                 (2.2)            (9.2)             (2.5)             (3.4)
Gain on sale of subsidiary                      --               --                --               16.4
Interest income (expense), net                  --              (0.2)             (0.2)             (0.2)
Income (loss) before income taxes              (2.2)            (9.4)             (2.7)             12.8
Income tax benefit (expense)                   (1.9)             2.9               --               (5.2)
Income (loss) from continuing
  operations                                   (4.1)            (6.5)             (2.7)              7.6
Loss from discontinued
  operations, net of tax                        --               --                --               (0.3)
Net income (loss)                              (4.1)            (6.5)             (2.7)              7.3

THREE MONTHS ENDED SEPTEMEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues for the three months ended September 30, 2001 decreased 5.2% to $81,429,000 from $85,895,000 for the three months ended September 30, 2000. Revenue declines from site closings, including unprofitable contracts, were partially offset by increased revenues from the maturation of sites opened over the last six quarters, resulting in a net decline of 2.5%. Final sales of inventories at closed sites was higher during the three months ended September 30, 2000, resulting in a revenue decrease of 2.7% for the three months ended September 30, 2001. The Company's slowdown of the introduction of new sites and the closing of unprofitable sites will impact the Company's ability to achieve historic levels of revenue and growth during the remainder of 2001 and 2002. During the three months ended September 30, 2001 and 2000, three In-Plant Store customers, in the aggregate, comprised approximately 46.7% and 29.7% of the Company's revenues. One of the In-Plant Store customers represented approximately 27.9% and 17.3% of revenues for the three months ended September 30, 2001 and 2000. Another In-Plant Store customer represented approximately 13.0% of revenues for the three months ended September 30, 2001, but less than 10% for the three months ended September 30, 2000.

     Cost of materials as a percentage of revenues decreased to 81.9% for the three months ended September 30, 2001 from 85.0% in 2000. Approximately 3.2% of the decrease relates to significant charges recorded during the three months ended September 30, 2000 related to the termination of certain unprofitable In-Plant Store sites. Cost of materials as a percentage of revenues for the In-Plant Store business was comparable to the three months ended September 30, 2000 before consideration of the significant charges. Improvements in the Company's overall profit margins for the three months ended September 30, 2001 as compared to 2000, achieved through certain site closings, were offset by the high volume/low margin sales of inventory at terminated sites, as well as the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs.

     Operating wages and benefits expense as a percentage of revenues decreased slightly to 7.9% for the three months ended September 30, 2001 from 8.0% in 2000. This decrease reflects the early beneficial effect on site operating efficiency of training and service improvement projects since September 30, 2000.

     Other operating expenses as a percentage of revenues was 2.7% for both the three months ended September 30, 2001 and 2000. Higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs, were offset by lower costs for temporary staffing and for data enhancements at new sites.

     Selling, general and administrative expenses as a percentage of revenues decreased to 9.7% for the three months ended September 30, 2001 from 9.9% in 2000. The three months ended September 30, 2001 includes a charge of 1.0% of revenues for the write-off of uncollectible accounts in connection with the bankruptcy of one In-Plant Store customer. This increase was offset by a decrease of 1.2% resulting from lower wages and travel costs, reflecting the Company's efforts to improve the efficiency of its operations.

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

     Interest income, net was $1,000, or 0.0% of revenues, for the three months ended September 30, 2001 compared to interest expense of $219,000, or 0.3% of revenues, for the three months ended September 30, 2000. The decrease in net interest expense reflects minimal borrowings against the Company's credit facility during the three months ended September 30, 2001.

     Income tax expense of $1,571,000 was recorded for the three months ended September 30, 2001, to increase valuation allowances on net tax assets in accordance with applicable accounting standards. The realization of such assets is dependent on future events that currently cannot be deemed more likely than not to occur. Income tax benefit of $2,535,000 was recorded for the three months ended September 30, 2000, as a result of the Company's pretax loss.

     Net loss for the three months ended September 30, 2001 was $3,382,000, compared to net loss of $5,569,000 in 2000, as a result of the operating results previously discussed.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues for the nine months ended September 30, 2001 decreased 6.0% to $248,270,000 from $264,021,000 for the nine months ended September 30, 2000. The Company continued to terminate unprofitable contracts during the nine months ended September 30, 2001. Revenue declines from site closings, including unprofitable contracts, were partially offset by increased revenues from the maturation of sites opened over the last six quarters, resulting in a net decline of 6.3%. Final sales of inventories at closed sites generated a revenue increase of 1.3% for the nine months ended September 30, 2001, as compared to September 30, 2000. The Company's planned slowdown of the introduction of new sites also resulted in lower revenue from new site implementations, which in turn accounted for 0.4% of the revenue decline. The slowdown of the introduction of new sites and the closing of unprofitable sites will impact the Company's ability to achieve historic levels of revenue and growth during the remainder of 2001 and 2002. Additionally, 0.6% of the decrease is attributable to lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT. During the nine months ended September 30, 2001 and 2000, three In-Plant Store customers, in the aggregate, comprised approximately 40.7% and 26.6% of the Company's revenues. One of the In-Plant Store customers represented approximately 24.6% and 14.8% of revenues for the nine months ended September 30, 2001 and 2000. Another In-Plant Store customer represented approximately 10.9% of revenues for the nine months ended September 30, 2001, but less than 10% for the nine months ended September 30, 2000.

     Cost of materials as a percentage of revenues decreased to 82.0% for the nine months ended September 30, 2001 from 82.1% in 2000. A decrease of approximately 1.0% is due to significant charges recorded during the three months ended September 30, 2000, primarily related to the termination of certain unprofitable In-Plant Store sites. Lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT accounted for an increase of approximately 0.6% of revenues because there are no material costs associated with data management services. Approximately 0.4% of the increase relates to the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs. The consolidated percentage increase also reflects improvements in the Company's overall profit margins for the nine months ended September 30, 2001 as compared to 2000, through certain site closings, offset by the high volume/low margin sales of inventory at terminated sites.

     Operating wages and benefits expense as a percentage of revenues increased to 8.0% for the nine months ended September 30, 2001 from 7.8% in 2000. This increase reflects higher wages and employee benefit costs for the Company's In-Plant Store workforce. The increase also reflects additional staffing in connection with In-Site training and service improvements since September 30, 2000. The increase was partially offset by the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

     Other operating expenses as a percentage of revenues increased to 3.0% for the nine months ended September 30, 2001 from 2.8% in 2000. The increase reflects higher temporary labor and travel costs related to site closures and service improvement projects and higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs. The increase was partially offset by the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

     Selling, general and administrative expenses as a percentage of revenues remained constant at 9.5% for the nine months ended September 30, 2001 and 2000. The nine months ended September 30, 2001, includes a charge of 0.5% of revenues related to site closings, including the write-off of uncollectible accounts in connection with the bankruptcy of one In-Plant Store customer. Offsetting the increase described above was a decrease of approximately 0.3% of revenues due to the decline in data management service revenues as a result of the first quarter 2000 sale of INTERMAT, which historically had a significantly higher selling, general and administrative cost component than the In-Plant Store business. The remaining net decrease of 0.2% resulted from lower wages and travel costs, reflecting the Company's efforts to improve the efficiency of its operations.

     Interest expense, net was $348,000, or 0.2% of revenues, for the nine months ended September 30, 2001 compared to $576,000, or 0.2% of revenues, for the nine months ended September 30, 2000. The Company had lower average borrowings and interest rates during the nine months ended September 30, 2001 as compared to 2000, which were partially offset by higher interest income during the period the Company invested available proceeds from the INTERMAT sale.

     In accordance with applicable accounting standards, no income tax benefit was recorded for the nine months ended September 30, 2001, as a result of the Company's pretax losses. The realization of the income tax benefit is dependent on future events that currently cannot be deemed more likely than not to occur. Income tax expense of $13,629,000 was recorded for the nine months ended September 30, 2000 on the Company's pretax income from continuing operations, which includes the gain from the sale of INTERMAT.

     Loss from discontinued operations was $650,000, net of income tax benefit of $350,000, for the nine months ended September 30, 2000, reflecting a charge for contractual obligations from a prior sale of a business.

     Net loss for the nine months ended September 30, 2001 was $6,442,000, compared to net income of $19,464,000 in 2000, as a result of the operating results previously discussed and the first quarter 2000 sale of INTERMAT.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's credit facility provides maximum borrowings of $50,000,000. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the Company's borrowing rate. As of September 30, 2001, there were no borrowings outstanding under the credit facility. The credit facility is subject to certain financial covenants when borrowings exceed $25,000,000. In the event future compliance with such covenants is not achieved, borrowings in excess of $25,000,000 would be subject to bank approval. Future borrowings under the credit facility will be used primarily to fund working capital requirements for the In-Plant Store program.

     Net cash provided by operating activities was $17,229,000 for the nine months ended September 30, 2001 compared to net cash used of $31,968,000 in 2000. The increase in cash provided was primarily due to a decrease in accounts receivable and inventories. As of September 30, 2001, accounts receivable, net on the consolidated balance sheet includes outstanding balances of approximately $12,200,000 with several terminated accounts with which the Company is involved in litigation. Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse affect, individually or in the aggregate, on its consolidated financial position or results of operations.

     Net cash used by investing activities was $1,686,000 for the nine months ended September 30, 2001 compared to net cash provided of $47,649,000 in 2000. Expenditures for computer systems and related equipment were lower in 2001 than in 2000. For the nine months ended September 30, 2000, cash was provided from the sale of INTERMAT.

     Net cash used in financing activities was $13,295,000 for the nine months ended September 30, 2001 compared to net cash used of $15,824,000 in 2000. During the nine months ended September 30, 2001, the Company used cash provided by operating activities to repay all outstanding borrowings under the credit facility. Net cash used in 2000 reflected payment of all outstanding borrowings under the credit facility with INTERMAT sale proceeds as of March 2, 2000, and payment of a $1,400,000 note to an officer of the Company.

     The Company believes that cash on hand, cash generated from future operations, including improvements in working capital management, and cash from the credit facility will generate sufficient funds to permit the Company to support the In-Plant Store program.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

     In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 will require the recognition of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB issued Statement No 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The statement supercedes or amends certain previously issued standards. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

     The Company is evaluating the impact from adoption of these accounting standards and believes there will be no material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk is generally limited to changes in interest rates related to funds available for investment and borrowings under the Company's credit facility, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments. If market interest rates were to increase by 10% from rates as of September 30, 2001, the effect would not be material to the Company.

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

(b). Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Strategic Distribution, Inc.


Date: November 14, 2001                    By: /s/ Ronald C. Whitaker
                                               ------------------------
                                               Ronald C. Whitaker,
                                               President and Chief
                                               Executive Officer


Date: November 14, 2001                    By: /s/ Michael F. Bonner
                                               --------------------------
                                               Michael F. Bonner,
                                               Vice President and
                                               Chief Financial Officer


Date: November 14, 2001                    By: /s/ David L. Courtright
                                               ---------------------------
                                               David L. Courtright,
                                               Controller and
                                               Chief Accounting Officer

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