Form 10-K405
period 2001-12-31
STRATEGIC DISTRIBUTION INC
filed 2002-04-01
CIK 73822

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission file Number 0-5228

Strategic Distribution, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1849240 (I.R.S. Employer Identification No.)
3220 Tillman Drive, Suite 200, Bensalem, PA 19020 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (215) 633-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.10 Per Share
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on March 20, 2002 was approximately $17,200,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

        As of March 20, 2002, the Registrant had outstanding 3,088,758 shares of Common Stock, which is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

        (a)    General Development of Business

        Strategic Distribution, Inc. (the "Company") is a Delaware corporation which was organized in 1968. In 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA is a provider of In-Plant Store® programs for the procurement, handling and data management of maintenance, repair and operating ("MRO") supplies for large industrial customers in North America.

        (b)    Financial Information About Industry Segments

        The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for large industrial customers. See Item 8, "Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements", Footnote No. 17.

        (c)    Narrative Description of Business.

        The Company's In-Plant Store program permits industrial sites to outsource all aspects of their MRO procurement, storage and internal distribution; the Company takes responsibility for purchasing, receiving, stocking, issuing and delivering MRO supplies at the industrial site. The Company also efficiently manages customers' MRO inventory using its proprietary information system.

In-Plant Store® Program

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

        The In-Plant Store program is a comprehensive outsourcing service through which the Company manages all aspects of MRO supply procurement and handling at a customer's industrial site. Prior to the implementation of the In-Plant Store program, the industrial site would typically obtain MRO supplies from as many as 500 traditional industrial distributors. Through the In-Plant Store program, the Company becomes responsible for servicing all of its customers' MRO supply needs by establishing a dedicated, fully integrated store within the customer's plant. The customer, in turn, generally purchases all of its MRO supplies through the In-Plant Store program. The Company operates the In-Plant Store program with its own trained industrial procurement professionals, installs its proprietary information system designed specifically for industrial procurement and identifies appropriate inventory levels based on the supply needs of each site. Upon implementation of the In-Plant Store program, the Company purchases, receives, inventories and issues MRO supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional MRO supply. In addition, with the In-Plant

Store program, the customer generally consumes MRO supplies before paying for them, as opposed to traditional MRO supply that often requires the customer to invest in substantial MRO supply inventories.

        An initial and immediate benefit of the Company's In-Plant Store program is the identification and reduction of redundant and obsolete inventory in the customer's legacy inventory of MRO supplies. For example, the same MRO item may be used in several different departments at a manufacturing site; each department describes the part differently and, therefore, the different departments do not realize that they are using the same part. The Company uses its software to systematically describe all MRO parts. Redundancies are identified and the Company is able to consolidate and reduce inventories, thereby reducing its own and the customer's capital investment. The Company can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases. In addition, over time, the Company can provide its customers significant value by (i) more quickly and easily identifying and locating MRO items needed by different departments at an industrial site, or by different industrial sites operated by the same company, and (ii) helping locate alternative sources for different MRO items.

        The Company believes that increased recognition of the inefficiencies associated with the traditional MRO supply distribution process has increased the demand for integrated supply solutions such as the Company's In-Plant Store program.

Customers

        During the year ended December 31, 2001, three customers comprised approximately 43.8% of the Company's revenues. The Company operated 34 In-Plant Store sites for one such customer, Kraft Foods, Inc. ("Kraft"), which comprised 26.9% of the Company's revenues for the year ended December 31, 2001. The Company operated 20 In-Plant Store sites for another customer, El Paso Corporation, which comprised 11.4% of the Company's revenues for the year ended December 31, 2001.

        During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the current contract expiration of August 2003. As a result, during the second quarter of 2002 the Company will sell its Kraft inventory to Kraft at normal selling prices. The Company's 2001 Kraft revenues were $86.1 million, and accounts receivable and inventory related to the Kraft supply agreement were $12.2 million and $21.4 million, respectively, at December 31, 2001. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contract Termination".

        The Company provides its services to its In-Plant Store customers in the United States and Mexico. During the year ended December 31, 2001, 7.8% of the Company's revenues were from customers in Mexico.

Products

        The Company, through the In-Plant Store program, provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:

  •
  Abrasives

  •
  Adhesives

  •
  Coatings, lubricants and compounds

  •
  Cutting, hand, pneumatic and power tools

  •
  Electrical supplies

  •
  Fasteners

  •
  Fire protection equipment and clothing

  •
  Hoses, pipe fittings and valves

  •
  HVAC and plumbing equipment

  •
  Janitorial supplies

  •
  Material handling products

  •
  Measuring instruments

  •
  Power transmission equipment

  •
  Replacement parts

  •
  Respiratory products

  •
  Safety products

  •
  Welding materials

        Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 2001.

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

Competition

        The Company's business is highly competitive. The Company competes with a wide variety of traditional MRO supply distributors. Most of such distributors are small enterprises selling to customers in a limited geographic area. The Company also competes with several integrated supply providers, direct mail suppliers, internet suppliers and large warehouse stores, some of which have significantly greater financial resources than the Company. The primary areas of competition include price, breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service and repair capability. The Company believes that its ability to compete effectively is dependent upon its ability to deliver value-added procurement solutions to its customers through its In-Plant Store program, to respond to the needs of its customers through quality service and to be price-competitive. The Company believes that certain of its competitors have developed and implemented programs which offer services similar to, and which compete with, the Company's In-Plant Store program.

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

Employees

        As of December 31, 2001, the Company had approximately 920 employees, of whom approximately 200 were employed in selling and administrative capacities and approximately 720 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

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

Item 3. Legal Proceedings

        The Company is currently involved in certain legal proceedings incidental to the conduct of its business, including collection matters with several terminated accounts and bankruptcy proceedings with certain customers. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its future consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". As of March 20, 2002, there were approximately 1,400 holders of record of the Common

Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated.

Quarter Ended	High Sales Price	Low Sales Price
March 31, 2000	34.06	15.00
June 30, 2000	25.00	16.25
September 30, 2000	22.50	15.00
December 31, 2000	16.56	3.13
March 31, 2001	10.31	4.38
June 30, 2001	9.30	4.50
September 30, 2001	8.55	7.50
December 31, 2001	9.00	5.60

        Effective May 17, 2001, the Company's shareholders approved a one-for-ten reverse split of its common stock (the "Reverse Split"). The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares. All references in the Company's current filing on Form 10-K to number of shares issued and per share amounts have been restated to reflect the effect of the Reverse Split for the periods presented.

        The Company has paid no cash dividends on the Common Stock for the years ended December 31, 2001 and 2000 and does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

Item 6. Selected Financial Data

	Years ended December 31,
	2001 (a)	2000 (b,c)	1999 (d)	1998 (e)	1997 (f)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$319,619	$355,503	$292,656	$219,348	$170,780
Operating loss	(12,777)	(10,985)	(3,598)	(1,522)	(12,613)
Income (loss) before income taxes	(13,125)	31,341	(4,714)	(937)	(11,306)
Income tax (expense) benefit	—	(12,789)	8,641	—	—
Income (loss) from continuing operations	(13,125)	18,552	3,927	(937)	(11,306)
Loss from discontinued operations, net of tax	—	(650)	—	—	(4,500)
Net income (loss)	(13,125)	17,902	3,927	(937)	(15,806)
Per Share Data—Basic(g):
Income (loss) from continuing operations	$(4.25)	$6.00	$1.26	$(0.30)	$(3.70)
Loss from discontinued operations	—	(0.21)	—	—	(1.48)
Net income (loss)	(4.25)	5.79	1.26	(0.30)	(5.18)
Weighted Average Number of Shares of Common Stock Outstanding	3,088,896	3,093,123	3,105,734	3,123,420	3,053,464
	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$58,739	$80,246	$70,000	$48,142	$46,076
Total assets	111,313	147,985	138,525	99,444	90,682
Long-term debt	—	13,252	29,926	8,948	1,469
Stockholders' equity	70,207	83,357	65,563	61,588	62,094

(a)
Operating loss includes charges amounting to $5,800,000 related to the bankruptcies of two large In-Plant Store customers.

(b)
Operating loss includes a charge of $1,514,000 for settlement of an employment contract and a charge of $1,584,000 related to the write-off of certain impaired assets.

(c)
Income before income taxes includes a pretax gain of $43,185,000 from the sale of the Company's INTERMAT, Inc. subsidiary ("INTERMAT").

(d)
An income tax benefit of $8,641,000 was recorded related primarily to the Company's recognition of net operating loss carryforwards.

(e)
Operating loss includes a charge of $1,000,000 related to the bankruptcy of one In-Plant Store customer.

(f)
Operating loss includes a non-cash charge of $8,000,000 as a result of the write-off of acquired in-process research and development.

(g)
Basic and diluted per share amounts were equal for all years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Certain statements in this Item 7 constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to obtain and manage growth, termination of contracts by the Company's customers, competition in the Company's business, the Company's dependence on key personnel and the effects of recession on the Company and its customers. In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company's customers.

        The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store® program.

        Many of the Company's manufacturing customers are experiencing business downturns in the current economic environment (approximately one-third of the Company's total business). Four such customers filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code during the year ended December 31, 2001. An economic downturn affecting the Company's customers, negatively impacts the Company's revenues and earnings, and its ability to effectively implement improvements in the In-Plant Store program. The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate. There can be no assurance, however, that the Company will not experience further reduction in business or asset losses due to the economic downturn or business failures affecting its customers.

Contract Termination

        During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the current contract expiration of August 2003. As a result, during the second quarter of 2002 the Company will sell its Kraft inventory to Kraft at normal selling prices. The Company expects to transition all storerooms to Kraft during the second and third quarters of 2002. Early in the second quarter of 2002, the Company and Kraft expect to finalize a transition plan that will, among other things, provide the affected workforce with information concerning employment opportunities with the Company and Kraft. The Company plans to reduce its operating costs as it transitions the storerooms to Kraft. The Company's 2001 Kraft revenues were $86.1 million, and accounts receivable and inventory related to the Kraft supply agreement were $12.2 million and $21.4 million, respectively, at December 31, 2001.

Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company's consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories and income tax assets, and the assessment of litigation and other contingencies. The Company's ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles, to record assets at estimated net realizable values and to record probable contingent liabilities. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2001, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements.

Sale of Subsidiary

        On March 2, 2000, the Company completed the sale of INTERMAT for $55,000,000 in cash. The Company realized a gain on sale of subsidiary of $43,185,000, or approximately $26,544,000 after tax, on the transaction. In conjunction with the sale, the Company entered into a License and Services Agreement with INTERMAT that allows the Company to continue to use INTERMAT technology in the In-Plant Store operation. A portion of the net proceeds from the INTERMAT sale transaction was used to repay all outstanding bank borrowings as of March 2, 2000. The balance of the net proceeds was used to pay federal tax deposits in connection with the sale and to fund the expansion of the In-Plant Store program.

Systems Implementation

        As of December 31, 2001, substantially all of the Company's In-Plant Store locations were utilizing the In-Site® operating system, the Company's proprietary information system. During the roll-out of the system to its sites, which began in late 1999, the Company experienced unanticipated difficulties with data conversion from legacy systems and with the flow and integration of information into the financial systems. The Company also extended the deployment schedule in order to allow sufficient time and resources to successfully complete the project. The implementation problems and schedule changes have resulted in increased overtime, temporary labor, travel and outside consultant expenses in order to improve the Company's operating processes at existing In-Plant Store sites and to ensure that these sites are technologically equipped for high service levels.

Results of Operations

        The following table of revenues and percentages sets forth selected items of the results of operations.

	Years ended December 31,
	2001	2000	1999
	(dollars in thousands)
Revenues	$319,619	$355,503	$292,656

	100.0%	100.0%	100.0%
Cost of materials	82.0	81.9	79.1
Operating wages and benefits	8.2	7.8	8.2
Other operating expenses	3.0	2.9	3.1
Selling, general and administrative expenses	10.8	9.6	10.8
Employment contract settlement and asset impairment expenses	—	0.9	—
Operating loss	(4.0)	(3.1)	(1.2)
Gain on sale of subsidiary	—	12.1	—
Interest income (expense), net	(0.1)	(0.2)	(0.4)
Income (loss) before income taxes	(4.1)	8.8	(1.6)
Income tax benefit (expense)	—	(3.6)	2.9
Income (loss) from continuing operations	(4.1)	5.2	1.3
Loss from discontinued operations	—	(0.2)	—
Net income (loss)	(4.1)	5.0	1.3

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenues for the year ended December 31, 2001 decreased 10.1% to $319,619,000 from $355,503,000 for the year ended December 31, 2000. The Company terminated unprofitable contracts throughout 2001 and the second half of 2000 and experienced other additional terminations initiated by certain customers. Revenue declines from site closings, including terminated contracts, were partially offset by increased revenues from the maturation of sites opened over the last six quarters, resulting in a net decline of 6.9%. Final sales of inventories at closed sites were higher in 2000 resulting in a revenue decrease of 2.6% for the year ended December 31, 2001, as compared to December 31, 2000. The Company's planned slowdown of the introduction of new sites also resulted in lower revenue from new site implementations, which in turn accounted for 0.2% of the revenue decline. As a result of the termination of the In-Plant Store services agreement with Kraft, the slowdown of the introduction of new sites and the closing of terminated sites, the Company will not achieve historic levels of revenue during 2002. Additionally, 0.4% of the decrease is attributable to lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT. During the years ended December 31, 2001 and 2000, three In-Plant Store customers, in the aggregate, comprised approximately 43.8% and 28.1% of the Company's revenues. One of the In-Plant Store customers represented approximately 26.9% and 15.5% of revenues for the years ended December 31, 2001 and 2000 (see Contract Termination above). Another In-Plant Store customer represented approximately 11.4% of revenues for the year ended December 31, 2001, but less than 10% for the year ended December 31, 2000.

        Cost of materials as a percentage of revenues increased slightly to 82.0% for the year ended December 31, 2001 from 81.9% in 2000. Lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT accounted for an increase of approximately 0.4% of revenues because there are no material costs associated with data management services. Approximately 0.2% of the increase relates to the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs. Higher costs in the Company's

Mexico In-Plant Store sites, resulted in an increase of approximately 0.3% of revenues. The higher Mexico costs include a charge of 0.1% for a site closing in connection with the bankruptcy of the customer's US parent company. A decrease of approximately 0.6% is due to significant charges recorded during the year ended December 31, 2000, primarily related to the termination of certain In-Plant Store sites. The remaining consolidated percentage decrease reflects improvements in the Company's overall profit margins for the year ended December 31, 2001 as compared to 2000, through certain site closings and less high volume/low margin sales of inventory at terminated sites. During 2001, the Company was also able to reduce certain liabilities to amounts more favorable than originally recorded, however the favorable impact on cost of materials was offset by increased taxes on its materials and other costs related to performance under its contracts.

        Operating wages and benefits expenses as a percentage of revenues increased to 8.2% for the year ended December 31, 2001 from 7.8% in 2000. This increase reflects higher wages and employee benefit costs for the Company's In-Plant Store workforce. The increase also reflects additional staffing in connection with In-Site training and service improvements since December 31, 2000. The increase was partially offset by the decline in data management service revenues. Operating wages and benefits associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

        Other operating expenses as a percentage of revenues increased to 3.0% for the year ended December 31, 2001 from 2.9% in 2000. The increase reflects higher temporary labor and travel costs related to site closures and service improvement projects and higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs. The increase was partially offset by the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

        Selling, general and administrative expenses as a percentage of revenues increased to 10.8% for the year ended December 31, 2001 from 9.6% in 2000. The year ended December 31, 2001 includes charges of 1.8% of revenues related to site closings, including the write-off of uncollectible accounts in connection with the bankruptcies of two In-Plant Store customers. Offsetting the increase described above was a decrease of approximately 0.2% of revenues due to the decline in data management service revenues as a result of the first quarter 2000 sale of INTERMAT, which historically had a significantly higher selling, general and administrative cost component than the In-Plant Store business. The remaining net decrease of 0.4% resulted from lower wages and travel costs, reflecting the Company's efforts to improve the efficiency of its operations.

        During the third quarter 2000, the Company recorded non-recurring charges of $3,098,000 or 0.9% of revenues. The Company's former Chief Executive Officer resigned and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. The Company also recorded a charge of $1,584,000 related to the write-off of certain impaired assets. The charge to operations reflected the write-off of the net book value of the assets, which were no longer used and which provided no future benefit to the Company.

        Interest expense, net was $348,000 or 0.1% of revenues for the year ended December 31, 2001 compared to $859,000 or 0.2% of revenues for the year ended December 31, 2000. The Company had lower average borrowings and interest rates during the year ended December 31, 2001 as compared to 2000, which were partially offset by higher interest income in 2000 during the period the Company invested available proceeds from the INTERMAT sale.

        In accordance with applicable accounting standards, no income tax benefit was recorded for the year ended December 31, 2001, as a result of the valuation allowance provided on the deferred tax assets generated by the Company's pretax losses. The valuation allowance was established to reduce deferred tax assets to amounts deemed more likely than not to be realizable in the future. Income tax expense of $12,789,000 was recorded for the year ended December 31, 2000 on the Company's pretax income from continuing operations, which included the gain from the sale of INTERMAT.

        Loss from discontinued operations was $650,000, net of income tax benefit of $350,000 for the year ended December 31, 2000 reflecting a charge for estimated contractual obligations from a prior sale of a business.

        Net loss for the year ended December 31, 2001 was $13,125,000, compared to net income of $17,902,000 in 2000, as a result of the operating results previously discussed and the first quarter 2000 sale of INTERMAT.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Revenues for the year ended December 31, 2000 increased 21.5% to $355,503,000 from $292,656,000 for the year ended December 31, 1999. This growth resulted primarily from the maturation of In-Plant Store facilities opened over the six quarters prior to December 31, 2000. During the years ended December 31, 2000 and 1999, three In-Plant Store customers, in the aggregate, comprised approximately 28.1% and 20.9% of the Company's revenues although no customer exceeded 10% in 1999. One of the In-Plant Store customers represented approximately 15.5% of revenues for the year ended December 31, 2000. During the second half of 2000 and into 2001, the Company slowed the introduction of new sites and closed other unprofitable sites. Site closings result in the sale of large amounts of inventory in single, low margin transactions.

        Cost of materials as a percentage of revenues increased to 81.9% for the year ended December 31, 2000 from 79.1% in 1999. Lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT accounted for approximately 1.6% of the increase because there are no material costs associated with data management services. Approximately 0.8% of the increase relates to significant charges recorded during the third quarter of 2000, primarily related to the termination of certain unprofitable In-Plant Store sites. The consolidated percentage increase also reflects the high volume/low margin sales of inventory at terminated sites for the year ended December 31, 2000 as compared to 1999.

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

        During the third quarter 2000, the Company recorded non-recurring charges of $3,098,000 or 0.9% of revenues. The Company's former Chief Executive Officer resigned and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. The Company also recorded a charge of $1,584,000 related to the write-off of certain impaired assets. The charge to operations reflected the write-off of the net book value of the assets, which were no longer used and which provided no future benefit to the Company.

        Interest expense, net was $859,000 or 0.2% of revenues for the year ended December 31, 2000 compared to $1,116,000 or 0.4% of revenues for the year ended December 31, 1999. The decrease reflects lower average borrowings in 2000, partially offset by higher interest rates. The bank's reference rate increased from 7.75% at January 1, 1999 to 9.5% at December 31, 2000.

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

Liquidity and Capital Resources

        The Company's credit facility provides maximum borrowings of $50,000,000. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the Company's borrowing rate. As of December 31, 2001, there were no borrowings outstanding under the credit facility. The credit facility is subject to certain financial covenants when borrowings exceed $25,000,000. In the event future compliance with such covenants is not achieved, borrowings in excess of $25,000,000 would be subject to bank approval. The Company is currently engaged in discussions with several financial institutions regarding proposals to replace the Company's existing credit facility. Prior to the expiration date of the existing credit facility, the Company expects to enter into a new credit facility with a lower borrowing commitment, sufficient to meet the Company's needs, and with terms and conditions comparable to the existing facility. Future borrowings under the facility are expected to be used primarily to fund working capital requirements for the In-Plant Store program.

        Net cash provided by operating activities was $17,102,000 for the year ended December 31, 2001 compared to net cash used of $28,569,000 in 2000. The increase in cash from operating activities was primarily due to a decrease in accounts receivable and inventories, which were partially offset by a decrease in accounts payable and accrued expenses and an increase in the Company's operating loss. As of December 31, 2001, accounts receivable on the consolidated balance sheet included outstanding balances of approximately $12,200,000 with several terminated accounts with which the Company is involved in litigation. One such customer with an outstanding balance of $5,477,000, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. In connection therewith, the Company recorded charges amounting to $4,800,000 during 2001 in addition to amounts previously provided. Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of its legal proceedings are likely to have a material adverse effect, individually or in the aggregate, on its future consolidated financial position or results of operations.

        The net cash used in investing activities was $2,056,000 for the year ended December 31, 2001 compared to net cash provided of $47,110,000 in 2000. Expenditures for computer systems and related equipment were lower in 2001 than in 2000. For the year ended December 31, 2000, cash was provided from the sale of INTERMAT.

        The net cash used in financing activities was $13,301,000 for the year ended December 31, 2001 compared to net cash used of $18,180,000 in 2000. During 2001, the Company used cash provided by operating activities to repay all outstanding borrowings under the credit facility. The net cash used in 2000 reflected payment of a $1,400,000 note to a former officer of the Company, the payment of all outstanding borrowings under the credit facility with INTERMAT sale proceeds as of March 2, 2000, less subsequent borrowings under the credit facility through December 31, 2000.

        The Company believes that cash on hand, cash generated from future operations, including reduced working capital from the Kraft contract termination, and cash from the credit facility will generate sufficient funds to permit the Company to support the In-Plant Store program.

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

        The Company is evaluating the impact from adoption of these accounting standards. At December 31, 2001, the Company had $1,939,000 of unamortized goodwill on its consolidated balance sheet that will be subject to the asset impairment review and potential write-off required by SFAS 142. The Company believes there will be no material effect on the Company's financial position or results of operations from the adoption of SFAS 143 and SFAS 144.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The Company's exposure to market risk is generally limited to changes in interest rates related to funds available for investment and borrowings under the Company's credit facility, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. If market interest rates were to increase by 10% from rates as of December 31, 2001, the effect would not be material to the Company.

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

Index to Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Strategic Distribution, Inc.:

        We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Philadelphia, Pennsylvania
March 11, 2002

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$3,614	$1,869
Accounts receivable, net	39,794	68,145
Current portion of notes receivable	1,955	2,007
Recoverable income taxes	4,700	—
Inventories	44,113	55,328
Prepaid expenses and other current assets	533	367
Deferred income taxes	2,568	3,906

Total current assets	97,277	131,622
Office fixtures and equipment, net	11,470	13,443
Intangible assets, net	1,939	2,055
Other assets	627	865

Total assets	$111,313	$147,985

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$36,451	$49,117
Current portion of long-term debt	—	24
Net liabilities of discontinued operations	2,087	2,235

Total current liabilities	38,538	51,376
Long-term debt	—	13,252
Deferred income taxes	2,568	—

Total liabilities	41,106	64,628
Stockholders' equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; issued and outstanding: 3,138,258 and 3,138,021 shares	314	314
Additional paid-in capital	98,008	98,008
Accumulated deficit	(25,739)	(12,614)
Notes receivable from shareholders	(1,303)	(1,303)
Treasury stock, at cost (49,500 and 46,800 shares)	(1,073)	(1,048)

Total stockholders' equity	70,207	83,357

Total liabilities and stockholders' equity	$111,313	$147,985

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share data)

	Years Ended December 31,
	2001	2000	1999
Revenues	$319,619	$355,503	$292,656
Costs and expenses:
Cost of materials	262,167	291,233	231,664
Operating wages and benefits	26,102	27,733	23,915
Other operating expenses	9,605	10,433	9,142
Selling, general and administrative expenses	34,522	33,991	31,533
Employment contract settlement and asset impairment expenses	—	3,098	—

Total costs and expenses	332,396	366,488	296,254

Operating loss	(12,777)	(10,985)	(3,598)
Gain on sale of subsidiary	—	43,185	—
Interest income (expense):
Interest expense	(402)	(1,188)	(1,412)
Interest income	54	329	296

Interest expense, net	(348)	(859)	(1,116)

Income (loss) before income taxes	(13,125)	31,341	(4,714)
Income tax benefit (expense)	—	(12,789)	8,641

Income (loss) from continuing operations	(13,125)	18,552	3,927
Loss from discontinued operations	—	(650)	—

Net income (loss)	$(13,125)	$17,902	$3,927

Net income (loss) per common share—basic and diluted:
Income (loss) from continuing operations	$(4.25)	$6.00	$1.26
Loss from discontinued operations	—	(0.21)	—

Net income (loss)	$(4.25)	$5.79	$1.26

Weighted average number of shares of common stock outstanding:
Basic	3,088,896	3,093,123	3,105,734

Diluted	3,088,896	3,096,142	3,110,552

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Notes Receivable	Treasury Stock
Balance at December 31, 1998	$313	$97,071	$(34,443)	$(1,303)	$(50)
Net income	—	—	3,927	—	—
Exercise of stock options	—	7	—	—	—
Deferred tax benefit of stock options exercised	—	754	—	—	—
Repurchase of 37,550 shares	—	—	—	—	(819)
Issuance of 8,000 shares	1	176	—	(71)	—

Balance at December 31, 1999	314	98,008	(30,516)	(1,374)	(869)
Net income	—	—	17,902	—	—
Repurchase of 8,000 shares	—	—	—	71	(179)

Balance at December 31, 2000	314	98,008	(12,614)	(1,303)	(1,048)
Net loss	—	—	(13,125)	—	—
Repurchase of 2,700 shares	—	—	—	—	(25)
Issuance of 237 shares in reverse stock split	—	—	—	—	—

Balance at December 31, 2001	$314	$98,008	$(25,739)	$(1,303)	$(1,073)

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Income (loss) from continuing operations	$(13,125)	$18,552	$3,927
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	4,289	4,232	3,960
Employment contract settlement and asset impairment	—	3,098	—
Gain on sale of subsidiary	—	(43,185)	—
Deferred income taxes	3,906	6,879	(8,641)
Changes in operating assets and liabilities
Accounts receivable	28,351	(17,076)	(11,318)
Notes receivable	52	—	840
Recoverable income taxes	(4,700)	—	—
Inventories	11,215	(8,870)	(15,398)
Prepaid expenses and other current assets	(166)	170	(274)
Accounts payable and accrued expenses	(12,666)	8,000	12,298
Other, net	94	(374)	(206)

Net cash provided by (used in) continuing operations	17,250	(28,574)	(14,812)
Discontinued operations:
Net loss	—	(650)	—
Deferred income taxes	—	(350)	—
Change in net liabilities	(148)	1,005	95

Net cash provided by (used in) operating activities	17,102	(28,569)	(14,717)

Cash flows from investing activities:
Proceeds from sale of businesses, net	—	50,356	338
Additions of office fixtures and equipment	(2,056)	(3,246)	(7,109)

Net cash provided by (used in) investing activities	(2,056)	47,110	(6,771)

Cash flows from financing activities:
Proceeds from sale of common stock, net	—	—	113
Repurchase of common stock	(25)	(108)	(819)
Proceeds from (repayment of) notes payable	(13,250)	(16,650)	22,400
Repayment of long-term debt	(26)	(1,422)	(20)

Net cash provided by (used in) financing activities	(13,301)	(18,180)	21,674

Increase in cash and cash equivalents	1,745	361	186
Cash and cash equivalents, beginning of the year	1,869	1,508	1,322

Cash and cash equivalents, end of the year	$3,614	$1,869	$1,508

Supplemental cash flow information:
Taxes paid	$1,783	$4,861	$146
Interest paid	509	1,464	1,039

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business

        Strategic Distribution, Inc. and subsidiaries (the "Company") provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, primarily through its In-Plant Store® program. The Company became a provider of the In-Plant Store program in 1994 and conducts its operations primarily through a wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA").

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

        Effective May 17, 2001, the Company's shareholders approved a one-for-ten reverse split of its common stock (the "Reverse Split"). The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares. The effect of the Reverse Split has been retroactively reflected as of January 1, 1999 in the consolidated financial statements. All references to number of shares issued, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the periods presented.

(2) Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

        The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories and income tax assets, and the assessment of litigation and other contingencies. The Company's ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes. The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles, to record assets at estimated net realizable values and to record probable contingent liabilities. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2001, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements.

  Cash Equivalents and Short-Term Investments

        All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents. At December 31, 2001 and 2000, the Company had investments in cash equivalents of approximately $2,600,000 and $1,500,000.

  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, principally accounts receivable and accounts payable, approximate fair value.

  Inventories

        Inventories, which consisted solely of goods purchased for resale, are stated at the lower of cost (determined on the first-in, first-out basis) or market.

  Office Fixtures and Equipment

        Office fixtures and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the asset or the lease term. Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized and depreciated over the remaining useful lives of the assets. Estimated useful lives of depreciable assets are as follows:

Office equipment and software	3 to 7 years
Leasehold improvements	3 to 5 years
Transportation equipment	5 years

  Intangible Assets

        Intangible assets represent excess of cost over fair value of net assets of a business acquired ("goodwill") and are being amortized over a 25 year period by the straight-line method (see Note 5). Intangible assets from the 1997 acquisition of INTERMAT were included in the basis of the capital stock sold in determining the gain on sale of INTERMAT in March 2000. The Company periodically reviews the value of its intangible assets to determine if any impairment has occurred, in accordance with applicable accounting standards. If the review indicates the carrying value of an asset may not be recovered, an impairment loss will be recognized and the asset reduced to its estimated fair value.

  Deferred Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance may be established to reduce deferred tax assets to amounts deemed more likely than not to be realized.

  Revenue Recognition

        Revenue is recognized when products are delivered or services are provided to customers, selling prices are fixed or determinable and collection is reasonably assured. Revenue from software or product licensing, which was generated through INTERMAT, was generally recognized upon delivery of the software or product to the customer, unless post-delivery obligations remained, in which case those costs were accrued or a pro rata portion of the revenue was deferred.

  Stock-Based Compensation

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". The Company measures compensation under its stock option plans using the intrinsic value approach prescribed under Accounting Principles Board Opinion No. 25.

  Comprehensive Income

        For the years ended December 31, 2001, 2000 and 1999, the Company's comprehensive income (loss) equals the amounts of net income (loss) reported in the Consolidated Statements of Operations.

(3) Accounts Receivable

        Accounts receivable is stated net of an allowance for doubtful accounts of $9,300,000 and $2,800,000 at December 31, 2001 and 2000. For the years ended December 31, 2001, 2000 and 1999, charge-offs against the allowance amounted to $1,482,000, $1,175,000 and $163,000. As of December 31, 2001, accounts receivable included outstanding balances of approximately $12,200,000 with several terminated accounts with which the Company is involved in litigation. One such customer with an outstanding balance of $5,477,000, filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in December 2001.

(4) Office Fixtures and Equipment

	December 31,
	2001	2000
	(in thousands)
Office equipment and software	$18,263	$20,638
Leasehold improvements	257	332
Transportation equipment	23	201
Systems development in process	—	158

	18,543	21,329
Less: Accumulated depreciation and amortization	7,073	7,886

	$11,470	$13,443

        For the years ended December 31, 2001, 2000 and 1999, depreciation and amortization expense amounted to $4,029,000, $3,771,000 and $2,690,000.

        During the year ended December 31, 2000, in order to maintain a computer software environment scalable for future business operations, the Company strategically evaluated use of its information technology resources. As a result of this evaluation the Company identified certain capitalized software and reference materials that were no longer required or that would require significant modification, deemed not to be cost effective, to be used within the Company's current information technology environment. A charge to operations of $1,584,000 was taken during the year ended December 31, 2000 to reflect the write-off of the net book value of the assets, which were no longer used and which provided no future benefit to the Company.

(5) Intangible Assets

	December 31,
	2001	2000
	(in thousands)
Goodwill	$2,894	$2,894
Less: Accumulated amortization	955	839

	$1,939	$2,055

        For the years ended December 31, 2001, 2000 and 1999, amortization of intangible assets amounted to $116,000, $271,000 and $1,049,000. In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, and must instead be tested for impairment at least annually.

(6) Accounts Payable and Accrued Expenses

	December 31,
	2001	2000
	(in thousands)
Accounts payable	$27,774	$36,004
Cash overdraft	—	2,495
Payroll and related expenses	2,106	3,729
Other accrued expenses	6,571	6,889

	$36,451	$49,117

(7) Long-Term Debt

        The Company has a revolving Loan and Security Agreement (the "credit facility") with its bank, providing maximum borrowings of $50,000,000. Interest on the borrowings is variable at margins up to 1.0% over the bank's reference rate and/or a Eurodollar rate, with a commitment fee of 0.25% per annum on the unused portion of the credit available. Effective July 21, 2000, the credit facility was amended to extend the term to May 8, 2002 and to reduce the effective interest rate on borrowings up to $25,000,000. The amount that the Company may borrow under the credit facility is based upon eligible accounts receivable and inventories. The credit facility is collateralized by substantially all of the assets of the Company, as well as the pledge of the capital stock of the Company's subsidiaries, and is subject to certain financial covenants when borrowings exceed $25,000,000. As of December 31, 2001, there were no borrowings outstanding under the credit facility.

        The Company is currently engaged in discussions with several financial institutions regarding proposals to replace the Company's existing credit facility. Prior to the expiration date of the existing credit facility, the Company expects to enter into a new credit facility with a lower borrowing commitment, sufficient to meet the Company's needs, and with terms and conditions comparable to the existing facility.

(8) Sale of Subsidiary

        On March 2, 2000, the Company completed the sale of INTERMAT for $55,000,000 in cash. The Company realized a gain on sale of subsidiary of $43,185,000, or approximately $26,544,000 after tax, on the transaction. In conjunction with the sale, the Company entered into a License and Services

Agreement with INTERMAT that allows the Company to continue to use INTERMAT technology in the In-Plant Store operation.

(9) Discontinued Operations

        Under terms of a 1997 sale of a business, the Company is required to repurchase certain inventory of the sold business that remained unsold as of June 2, 2000. During June 2000, the buyer notified the Company that the amount of such inventory was approximately $2,200,000. At that time, the buyer discontinued payments of principal and interest on outstanding promissory notes from the 1997 sale amounting to $1,955,000 at December 31, 2001. Based on data provided by the buyer, the Company believes the unsold inventory is less than the asserted amount and is pursuing the matter with the buyer. The Company also notified the buyer that it was in default under the terms of the promissory notes. The Company believes that it has adequately provided for its obligations under the contract and that any liability resulting from the claim or its efforts to collect the outstanding notes will not have a material impact on its future consolidated financial position or results of operations.

(10) Retirement Plan

        The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $400,000, $240,000 and $290,000 for the years ended December 31, 2001, 2000 and 1999.

(11) Income Taxes

        Income tax benefit (expense) from continuing operations is as follows:

	Years ended December 31,
	2001	2000	1999
	(in thousands)
Current:
Federal	$4,118	$(4,000)	$—
State	—	(1,600)	—
Foreign	—	(310)	—

	4,118	(5,910)	—

Deferred:
Federal	(4,118)	(6,445)	8,051
State	—	(434)	590

	(4,118)	(6,879)	8,641

	$—	$(12,789)	$8,641

        A reconciliation of the expected Federal income tax benefit (expense) from continuing operations at the statutory rate (34% in 2001 and 1999 and 35% in 2000) to the Company's income tax benefit (expense) follows:

	Years ended December 31,
	2001	2000	1999
	(in thousands)
Expected tax benefit (expense)	$4,462	$(10,979)	$1,602
(Increase) decrease in tax expense resulting from:
Valuation allowance	(4,356)	—	7,153
Intangible assets	(39)	(40)	(46)
State taxes, net	—	(1,470)	—
Other	(67)	(300)	(68)

	$—	$(12,789)	$8,641

        The components of the net deferred tax asset were as follows:

	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Net operating loss carryforward (expiring in 2021)	$1,025	$—
Intangible assets	—	—
Accounts receivable allowance	3,024	950
Inventories	636	677
Accrued expenses	1,399	1,436
Reserve for disposal of discontinued operations	788	838
Other	52	5
Valuation allowance	(4,356)	—

Total deferred tax asset	2,568	3,906
Deferred tax liabilities:
Office fixtures and equipment	2,568	—

Net deferred tax asset	$—	$3,906

        At December 31, 2001, a valuation allowance was established to reduce deferred tax assets to amounts deemed more likely than not to be realizable. At December 31, 1999, in consideration of the Company's then appreciated net asset value and expected future taxable income related to the sale of INTERMAT (see Note 8), the Company deemed it more likely than not that its deferred tax assets would be realized and reversed the previously established valuation allowance. The net change in the valuation allowance was an increase of $4,356,000 for the year ended December 31, 2001.

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

        At December 31, 2001, the Company had 7% promissory notes receivable amounting to $1,303,000, related to the sale of 51,500 shares of common stock pursuant to Stock Purchase Agreements with three former executives. The non-recourse notes, plus accrued interest thereon, are due in 2003 and are collateralized by the common stock sold. Notes receivable amounting to $71,000, plus accrued interest, were repaid during 2000 in connection with the repurchase of 8,000 shares of common stock from one former executive.

        During 1999, the Company repurchased 37,550 shares of common stock at a weighted average price of $22.40 per share under a one year repurchase program that expired in November 1999.

        During 2001, the Company repurchased 2,700 shares of common stock at a weighted average price of $9.46 per share under a one year repurchase program that expired in February 2002.

(13) Net Income (Loss) Per Share

        Net loss per common share—basic and diluted are equal for the year ended December 31, 2001, because the effect of the assumed issuance of potential shares of common stock is antidilutive. For the years ended December 31, 2000 and 1999, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 3,019 and 4,818 shares under the treasury stock method. As of December 31, 2001, 2000 and 1999, there were stock options outstanding for 130,516, 170,959 and 400,463 shares of common stock.

(14) Employment Contract Settlement

        During the year ended December 31, 2000, the Company's former Chief Executive Officer resigned and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. The charge reflects the terms of an agreement, under which the Company is obligated to pay salary continuation and benefits through May 1, 2003.

(15) Stock Compensation Plans

        The Company has two Incentive Stock Option Plans (the "1990 Plan" and the "1999 Plan", collectively referred to as the "ISO Plans") under which the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 300,000 shares of common stock under the 1990 Plan and up to 150,000 shares of common stock under the 1999 Plan. The ISO Plans provide for the granting of both incentive stock options and options that do not qualify as incentive stock options ("nonqualified options"). In the case of each incentive stock option granted under the ISO Plans, the option price must not be less than the fair market value of the common stock at the date of grant. To date, all options granted under the ISO Plans are exercisable at not less than the fair market value of the common stock at the date of grant. A significant portion of the options granted under the ISO Plans are exercisable at various rates from 25.0% to 33.3% per year beginning on the first anniversary of the date of grant. In addition, a significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant. A smaller portion of the options granted under the 1990 Plan were exercisable at date of grant.

        The following table summarizes the option information for options granted under the ISO Plans:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 1998	163,776	$45.35
Options granted during 1999	93,266	$26.40
Options canceled or expired	(20,457)	$38.37
Options exercised	(593)	$12.10

Options outstanding, December 31, 1999	235,992	$38.56

Options granted during 2000	48,528	$24.71
Options canceled or expired	(137,561)	$36.55

Options outstanding, December 31, 2000	146,959	$35.85

Options granted during 2001	50,895	$10.70
Options canceled or expired	(80,938)	$35.76

Options outstanding, December 31, 2001	116,916	$24.96

Options exercisable	50,197	$37.58

        The Company has a Non-Employee Director Stock Plan (the "Director Plan") under which the Board is authorized to grant options to purchase up to 27,500 shares of common stock. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. The following table summarizes the option information for options granted under the Director Plan:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 1998	8,400	$50.00
Options granted during 1999	3,200	$14.40
Options granted during 2000	3,200	$4.40
Options granted during 2001	3,200	$6.19
Options canceled or expired during 2001	(4,400)	$58.98

Options outstanding, December 31, 2001	13,600	$17.68

        The Company has an Executive Compensation Plan (the "Executive Plan") under which the Board is authorized to grant up to 50,000 shares of common stock. No shares of common stock have been issued under the Executive Plan.

        Nonqualified options for a total of 9,200 shares granted to two former officers of a subsidiary of the Company expired in 2001.

        Options for a total of 100,000 shares granted to the Company's former Chief Executive Officer under the ISO Plans and a 1997 nonqualified option grant expired in December 2000.

        The following table summarizes information about stock options outstanding under all plans at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life(Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 4.40 - $20.00	76,940	7.0	$10.94	25,767	$10.35
$20.01 - $40.00	28,129	6.8	$27.52	14,231	$28.31
$40.01 - $60.00	14,697	5.1	$54.42	13,216	$54.83
$60.01 - $80.00	10,750	4.4	$69.17	10,583	$69.24

	130,516	6.5	$24.21	63,797	$33.34

        The weighted average exercise price of options granted for the years ended December 31, 2001, 2000 and 1999 was $10.44, $23.46 and $26.01.

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense for the plans been determined based on the fair value method prescribed by SFAS No. 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been the amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net income (loss)—as reported	$(13,125)	$17,902	$3,927
Net income (loss)—pro forma	$(13,396)	$17,388	$3,011
Net income (loss) per share—as reported	$(4.25)	$5.79	$1.26
Net income (loss) per share—pro forma	$(4.34)	$5.62	$1.12

        The fair value of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2001	2000	1999
Expected life (years)	6.38	6.27	6.82
Interest rate	4.99%	6.39%	5.43%
Volatility	88.28%	87.48%	76.85%
Dividend yield	0.00%	0.00%	0.00%

        Options to purchase an aggregate of 103,671 shares of common stock at a price of $58.20 per share, issued in connection with a 1995 acquisition, expired in May 2000.

(16) Commitments and Contingencies

        The Company leases real estate, equipment and vehicles for initial terms of three to five years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 2001 are as follows (in thousands):

2002	$787
2003	$585
2004	$318

        Rental expense for the years ended December 31, 2001, 2000 and 1999, was approximately $1,076,000, $1,111,000 and $1,432,000.

        The Company is currently involved in certain legal proceedings, including collection matters with several terminated accounts and bankruptcy proceedings with certain customers. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its future consolidated financial position or results of operations.

(17) Segment Information

        The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for large industrial customers. The Company's INTERMAT subsidiary, which was sold in March 2000, provided inventory management technology and services ("data management services") to In-Plant Store customers and to industrial users other than In-Plant Store customers. Total revenues derived from data management services is not determinable because fees charged to In-Plant Store customers do not differentiate data management services from other In-Plant Store services. During the year ended December 31, 2001, there were no revenues from data management services to customers other than In-Plant Store customers. During the years ended December 31, 2000 and 1999, revenues from data management services to customers other than In-Plant Store customers amounted to $1,463,000 and $7,214,000.

        During the years ended December 31, 2001, 2000 and 1999, the Company had revenues of $24,865,000, $25,133,000 and $18,711,000 from customers in foreign countries, primarily Mexico. As of December 31, 2001 and 2000, less than 1% of the Company's long-lived assets were located outside of the United States.

        During the years ended December 31, 2001, 2000 and 1999, three In-Plant Store customers comprised approximately 44%, 28% and 21% of the Company's revenues, although no customer exceeded 10% in 1999. One of the In-Plant Store customers represented approximately 27% and 15% of revenues for the years ended December 31, 2001 and 2000 (see Note 20). Another In-Plant Store customer represented approximately 11% of revenues for the year ended December 31, 2001, but less than 10% for the year ended December 31, 2000.

        (18)    Quarterly Data (in thousands, except per share data)—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2001 (a,b)
Revenues	$85,051	$81,790	$81,429	$71,349	$319,619

Operating loss	$(2,634)	$(1,648)	$(1,812)	$(6,683)	$(12,777)

Net income (loss)	$(1,921)	$(1,139)	$(3,382)	$(6,683)	$(13,125)

Net income (loss) per common share	$(0.62)	$(0.37)	$(1.09)	$(2.16)	$(4.25)

2000 (c,d,e)
Revenues	$87,309	$90,817	$85,895	$91,482	$355,503

Operating loss	$(571)	$(410)	$(7,885)	$(2,119)	$(10,985)

Net income (loss)	$25,259	$(226)	$(5,569)	$(1,562)	$17,902

Net income (loss) per common share	$8.15	$(0.07)	$(1.80)	$(0.51)	$5.79

(a)
The third and fourth quarters of 2001 include charges of $800,000 and $4,500,000, respectively, related to the bankruptcies of two large In-Plant Store customers.

(b)
The third quarter of 2001 includes income tax expense of $1,571,000 to record a valuation allowance on net tax assets. For the year ended December 31, 2001, there was no income tax benefit or expense.

(c)
The first quarter of 2000 includes a pretax gain of $43,185,000 from the sale of INTERMAT.

(d)
The first quarter of 2000 includes a charge of $650,000, net of tax for loss from discontinued operations.

(e)
The third quarter of 2000 includes a charge of $1,514,000 for settlement of an employment contract and a charge of $1,584,000 related to the write-off of certain impaired assets.

(19) Related Party Transactions

        During the year ended December 31, 2001, one In-Plant Store customer filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2001, the Company wrote off uncollectible prepetition receivables of $965,000 from this customer. In connection therewith, the Company recorded a charge of $800,000 during the third quarter of 2001 in addition to amounts previously provided. The Company's Chairman of the Board and two directors also serve as Chairman of the Board and directors, respectively, on the customer's board of directors.

        During 2000 and 1999, the Company entered into agreements with a company of which the Company's Chairman of the Board is the sole owner and one director is an officer. The agreements provided for consulting and other services at fees of $109,000 in 2000 and $100,000 in 1999, and investment transaction services in connection with the sale of INTERMAT, at fees amounting to $189,000 in 2000. The agreement in effect at December 31, 2000 extended to May 31, 2001, however monthly service fees of $12,500 were fully offset by investment transaction fees paid in 2000.

(20) Subsequent Event (Unaudited)

        During 2001 and early 2002, the Company and its largest customer, Kraft Foods, Inc. ("Kraft") discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the current contract expiration of August 2003. As a result, during the second quarter of 2002 the Company will sell its Kraft inventory to Kraft at normal selling prices. The Company's 2001 Kraft revenues were $86.1 million, and accounts receivable and inventory related to the Kraft supply agreement were $12.2 million and $21.4 million, respectively, at December 31, 2001.

SCHEDULE II

STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2001, 2000 and 1999

(in thousands)

	Balance at Beg. of Period	Charged to Costs and Expenses	Deductions		Transfers		Balance at End of Period
Year Ended December 31, 2001:
Allowance for doubtful accounts	$2,800	$7,657	$(1,482	)a	$325	c	$9,300
Inventory allowance	790	685			(325	)c	1,150
Contract performance accrual	1,517	616	(293	)b			1,840
Year Ended December 31, 2000:
Allowance for doubtful accounts	$900	$3,075	$(1,175	)a			$2,800
Inventory allowance	282	508					790
Contract performance accrual	621	1,519	(623	)b			1,517
Year Ended December 31, 1999:
Allowance for doubtful accounts	$460	$603	$(163	)a			$900
Inventory allowance	150	132					282
Contract performance accrual	187	523	(89	)b			621

a)
Charge-off of uncollectible accounts.

b)
Payments to customers.

c)
Inventory subject to the allowance was billed to customers and the related allowance was reclassified.

PART III

Item 10. Directors and Executive Officers of the Company

        The information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2001 (the "Proxy Statement"), under the captions "Election of Directors", "Identification of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) 1.    CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. Consolidated Financial Statements of the Company filed with this Report are listed on the accompanying Index to Financial Statements.

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

3.1	Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware.	*
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of the Company filed May 16, 2001 with the Secretary of State of the State of Delaware.	*
3.3	Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended.	*
10.1	Form of Strategic Distribution, Inc. Amended and Restated 1990 Incentive Stock Option Plan.	*
10.2	Form of Strategic Distribution, Inc. Executive Compensation Plan.	*
10.3	Form of Amended and Restated Strategic Distribution, Inc. 1996 Non-Employee Director Stock Plan.	*
10.4	Asset Purchase Agreement among Strategic Supply, Inc., Coulson Technologies, Inc. and Strategic Distribution, Inc., DXP Acquisition, Inc. and DXP Enterprises, Inc. dated May 27, 1997 (incorporated by reference to Exhibit 2.1 of the Company's June 2, 1997 Current Report on Form 8-K).	—

10.5	Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, BankAmerica Business Credit, Inc. as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).	—
10.6
Executive Employment Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June 30, 1997 Form 10-Q"))
10.7	Employment letter, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.8	Stock Purchase Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.9	Amendment to Stock Purchase Agreement, dated as of May 5, 1997, amending the Stock Purchase Agreement dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.10	Amended Loan and Pledge Agreement, dated as of May 5, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.11	Secured Non-Recourse Promissory Note, dated May 20, 1997, made by John M. Sergey in favor of Strategic Distribution, Inc. (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.12	Amendment to Executive Employment Agreement dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 31, 1999 Form 10-Q")).	—
10.13	Amended and Restated Loan and Pledge Agreement, dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the March 31, 1999 Form 10-Q).	—
10.14	Amended and Restated Non-Recourse Promissory Note, dated as of March 11, 1999, made by John M. Sergey in favor of the Company (incorporated by reference to the March 31, 1999 Form 10-Q).	—
10.15	Form of Strategic Distribution, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the "June 30, 1999 Form 10-Q") ).	—
10.16	Stock Purchase Agreement between Strategic Distribution, Inc. and Project Software & Development, Inc., dated as of January 11, 2000 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2000 (the "March 17, 2000 Form 8-K")).	—
10.17	Amendment No. 1, dated as of February 29, 2000 to Stock Purchase Agreement between Strategic Distribution, Inc. and Project Software & Development, Inc., dated as of January 11, 2000 (incorporated by reference to Exhibit 2.2 of the Company's March 17, 2000 Form 8-K).	—

10.18
	Consent and Release, dated February 29, 2000, by and among Bank of America, N.A., Mellon Bank, N.A., Industrial Systems Associates, Inc. and INTERMAT, Inc., relating to the Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (the "March 31, 2000 Form 10-Q")).	—
10.19
	Waiver and Amendment No. 1 to Loan and Security Agreement, dated March 2, 2000, by and among Bank of America, N.A., Mellon Bank, N.A., Industrial Systems Associates, Inc. and INTERMAT, Inc., amending the Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to the March 31, 2000 Form 10-Q).	—
10.20	First Amended and Restated Loan and Security Agreement, dated April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (the "June 30, 2000 Form 10-Q")).	—
10.21
	Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated July 21, 2000, by and among Bank of America, N.A., Mellon Bank, N.A. and Industrial Systems Associates, Inc., amending the First Amended and Restated Loan and Security Agreement, dated as of April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower (incorporated by reference to the June 30, 2000 Form 10-Q).	—
21.	List of Subsidiaries of the Company	*
23.	Consent of KPMG LLP	*
(b)
REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

STRATEGIC DISTRIBUTION, INC.
By:	/s/ RONALD C. WHITAKER Ronald C. Whitaker President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

/s/ RONALD C. WHITAKER Ronald C. Whitaker	President and Chief Executive Officer March 29, 2002
/s/ MICHAEL F. BONNER Michael F. Bonner	Vice President and Chief Financial Officer (principal financial officer) March 29, 2002
/s/ DAVID L. COURTRIGHT David L. Courtright	Chief Accounting Officer and Controller (principal accounting officer) March 29, 2002
/s/ WILLIAM R. BERKLEY William R. Berkley	Chairman of the Board and Director March 29, 2002
/s/ WILLIAM R. BERKLEY, JR William R. Berkley, Jr	Director March 29, 2002
/s/ ANDREW M. BURSKY Andrew M. Bursky	Director March 29, 2002
/s/ CATHERINE B. JAMES Catherine B. James	Director March 29, 2002
/s/ ROBERT D. NEARY Robert D. Neary	Director March 29, 2002
/s/ JACK H. NUSBAUM Jack H. Nusbaum	Director March 29, 2002
/s/ JOSHUA A. POLAN Joshua A. Polan	Director March 29, 2002
/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director March 29, 2002

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware.
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of the Company filed May 16, 2001 with the Secretary of State of the State of Delaware.
3.3	Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended.
10.1	Form of Strategic Distribution, Inc. Amended and Restated 1990 Incentive Stock Option Plan.
10.2	Form of Strategic Distribution, Inc. Executive Compensation Plan.
10.3	Form of Amended and Restated Strategic Distribution, Inc. 1996 Non-Employee Director Stock Plan.
10.4
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
10.7	Employment letter, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).
10.8	Stock Purchase Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).
10.9
Amendment to Stock Purchase Agreement, dated as of May 5, 1997, amending the Stock Purchase Agreement dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).
10.10	Amended Loan and Pledge Agreement, dated as of May 5, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).
10.11	Secured Non-Recourse Promissory Note, dated May 20, 1997, made by John M. Sergey in favor of Strategic Distribution, Inc. (incorporated by reference to the June 30, 1997 Form 10-Q).
10.12
Amendment to Executive Employment Agreement dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 31, 1999 Form 10-Q")).
10.13	Amended and Restated Loan and Pledge Agreement, dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the March 31, 1999 Form 10-Q).
10.14	Amended and Restated Non-Recourse Promissory Note, dated as of March 11, 1999, made by John M. Sergey in favor of the Company (incorporated by reference to the March 31, 1999 Form 10-Q).

10.15
Form of Strategic Distribution, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the "June 30, 1999 Form 10-Q") ).
10.16
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
21.	List of Subsidiaries of the Company
23.	Consent of KPMG LLP

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Index to Financial Statements
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share data)
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Consolidated Statements of Operations (in thousands, except share data)
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (in thousands, except share data)
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
  SCHEDULE II
STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES Valuation and Qualifying Accounts Years ended December 31, 2001, 2000 and 1999 (in thousands)
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX