Form 10-Q
period 2002-03-31
STRATEGIC DISTRIBUTION INC
filed 2002-05-14
CIK 73822

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to

Commission file number 0-5228

STRATEGIC DISTRIBUTION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1849240 (I. R. S. Employer Identification No.)
3220 Tillman Drive, Suite 200, Bensalem, PA (Address of principal executive offices)	19020 (Zip Code)

215-633-1900
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of Common Shares outstanding at May 7, 2002: 3,088,758

TABLE OF CONTENTS

			Page No.
Part I—Financial Information
Item 1
	Consolidated Financial Statements:
	—	Consolidated Balance Sheets—March 31, 2002 (unaudited) and December 31, 2001	1
	—	Consolidated Statements of Operations (unaudited)—Three Months Ended March 31, 2002 and 2001	2
	—	Consolidated Statements of Cash Flows (unaudited)—Three Months Ended March 31, 2002 and 2001	3
	—	Notes to Consolidated Financial Statements (unaudited)	4
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations		6
Item 3	Quantitative and Qualitative Disclosures About Market Risk		10
Part II—Other Information
Item 6	Exhibits and Reports on Form 8-K		11
	Signatures		12

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,582	$3,614
Accounts receivable, net	40,460	39,794
Current portion of notes receivable	1,949	1,955
Recoverable income taxes	859	4,700
Inventories	43,767	44,113
Prepaid expenses and other current assets	490	533
Deferred income taxes	3,239	2,568

Total current assets	102,346	97,277
Office fixtures and equipment, net	10,616	11,470
Goodwill, net	—	1,939
Other assets	803	627

Total assets	$113,765	$111,313

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$40,692	$36,451
Net liabilities of discontinued operations	2,080	2,087

Total current liabilities	42,772	38,538
Deferred income taxes	2,456	2,568

Total liabilities	45,228	41,106

Stockholders' equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; issued: 3,138,258 and 3,138,258 shares	314	314
Additional paid-in capital	98,008	98,008
Accumulated deficit	(27,409)	(25,739)
Notes receivable from shareholders	(1,303)	(1,303)
Treasury stock, at cost (49,500 and 49,500 shares)	(1,073)	(1,073)

Total stockholders' equity	68,537	70,207

Total liabilities and stockholders' equity	$113,765	$111,313

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2002	2001
Revenues	$72,392	$85,051
Cost and expenses:
Cost of materials	58,448	70,182
Operating wages and benefits	5,705	6,920
Other operating expenses	1,999	2,529
Selling, general and administrative expenses	5,848	8,054

Total costs and expenses	72,000	87,685

Operating income (loss)	392	(2,634)
Interest income (expense):
Interest expense	—	(280)
Interest income	16	6

Interest income (expense), net	16	(274)

Income (loss) before income taxes and cumulative effect of accounting change	408	(2,908)
Income tax benefit (expense)	(139)	987

Income (loss) from operations before cumulative effect of accounting change	269	(1,921)
Cumulative effect of accounting change	(1,939)	—

Net loss	$(1,670)	$(1,921)

Net income (loss) per common share—basic and diluted:
Income (loss) from operations	$0.09	$(0.62)
Cumulative effect of accounting change	(0.63)	—

Net loss	$(0.54)	$(0.62)

Weighted average number of shares of common stock outstanding:
Basic	3,088,758	3,089,814

Diluted	3,088,758	3,089,814

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,670)	$(1,921)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	918	1,042
Deferred income taxes	139	(278)
Cumulative effect of accounting change	1,939	—
Changes in operating assets and liabilities:
Accounts receivable	(666)	4,159
Recoverable income taxes	3,297	—
Inventories	346	782
Accounts payable and accrued expenses	3,863	97
Other, net	(170)	(51)

Net cash provided by operating activities	7,996	3,830
Cash flows from investing activities:
Additions of property and equipment	(28)	(281)

Net cash used in investing activities	(28)	(281)

Cash flows from financing activities:
Repurchase of common stock	—	(25)
Repayment of notes payable	—	(3,250)
Repayment of long-term obligations	—	(6)

Net cash used in financing activities	—	(3,281)

Increase in cash and cash equivalents	7,968	268
Cash and cash equivalents, beginning of the period	3,614	1,869

Cash and cash equivalents, end of the period	$11,582	$2,137

Supplemental cash flow information:
Taxes paid	$71	$161

Interest paid	$9	$312

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

          1.      The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the "Company"). These financial statements have been prepared in accordance with the instructions of Form 10-Q. In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 and 2001 have been included. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

          2.      During 2001 and early 2002, the Company and its largest customer, Kraft Foods, Inc. ("Kraft") discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the current contract expiration of August 2003. As a result, during the second quarter of 2002 the Company will sell its Kraft inventory to Kraft at normal selling prices. The Company's Kraft revenues for the three months ended March 31, 2002 and 2001 were $23.2 million and $18.5 million, and accounts receivable and inventory related to the Kraft supply agreement were $10.7 million and $23.3 million, respectively, at March 31, 2002.

          3.      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the Company's goodwill exceeds its estimated fair value. During the three months ended March 31, 2002, the Company adopted SFAS 142 and recorded a one-time, noncash charge of $1.9 million to write-off the carrying value of its goodwill. The fair value used in determining the amount of impairment was estimated based on quoted market prices for the Company's common stock and comparable business multiples. Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statements of operations. For the three months ended March 31, 2001, net loss in the consolidated statements of operations includes $36,000 of goodwill amortization.

          4.      Accounts receivable is stated net of an allowance for doubtful accounts of $9,388,000 and $9,300,000 at March 31, 2002 and December 31, 2001.

          5.      The Company's revolving Loan and Security Agreement (the "credit facility"), which provided maximum borrowings of $50,000,000, expired on May 8, 2002. The Company has received notice of approval from a financial institution for a $15,000,000 line of credit to replace the Company's existing credit facility. During the second quarter of 2002, the Company expects to execute the required lending documents, with terms and conditions comparable to its previous credit facility. At March 31, 2002, the Company had $11.6 million of cash and cash equivalents to support the In-Plant Store program.

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

          7.      Net loss per common share—basic and diluted are equal for the three months ended March 31, 2002 and 2001, because the effect of the assumed issuance of potential shares of common stock is antidilutive. As of March 31, 2002 and 2001, there were stock options outstanding for approximately 131,000 and 208,000 common shares.

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

        The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial sites, through its In-Plant Store® program.

        Many of the Company's manufacturing customers are experiencing business downturns in the current economic environment. Four such customers filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code during the year ended December 31, 2001. An economic downturn affecting the Company's customers, negatively impacts the Company's revenues and earnings, and its ability to effectively implement improvements in the In-Plant Store program. The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate. There can be no assurance, however, that the Company will not experience further reduction in business or asset losses due to the economic downturn or business failures affecting its customers.

Contract Termination

        During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the current contract expiration of August 2003. As a result, during the second quarter of 2002 the Company will sell its Kraft inventory to Kraft at normal selling prices. The Company expects to transition all storerooms to Kraft during the second and third quarters of 2002. During the second quarter of 2002, the Company and Kraft expect to finalize a transition plan that will, among other things, provide the affected workforce with information concerning employment opportunities with the Company and Kraft. The Company will continue to provide inventory procurement and management services to Kraft during the transition. The Company plans to reduce its operating costs as it transitions the storerooms to Kraft. The Company's Kraft revenues for the three months ended March 31, 2002 and 2001 were $23.2 million and $18.5 million, and accounts receivable and inventory related to the Kraft supply agreement were $10.7 million and $23.3 million, respectively, at March 31, 2002.

Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") has recently issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company's consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories and income tax assets, and the assessment of litigation and other contingencies. The Company's ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles, to record assets at estimated net realizable values and to record probable contingent liabilities. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2002, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements.

Results of Operations

        The following table of revenues and percentages sets forth selected items of the results of operations.

	Three months ended March 31,
	2001	2001
	(dollars in thousands)
Revenues	$72,392	$85,051
	100.0%	100.0%
Cost of materials	80.7	82.5
Operating wages and benefits	7.9	8.1
Other operating expenses	2.7	3.0
Selling, general and administrative expenses	8.1	9.5
Operating income (loss)	0.6	(3.1)
Interest income (expense), net	—	(0.3)
Income (loss) before income taxes and cumulative effect of accounting change	0.6	(3.4)
Income tax benefit (expense)	(0.2)	1.1
Income (loss) from operations	0.4	(2.3)
Cumulative effect of accounting change	(2.7)	—
Net loss	(2.3)	(2.3)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Revenues for the three months ended March 31, 2002 decreased 14.9% to $72,392,000 from $85,051,000 for the three months ended March 31, 2001. Revenue declines from site closings, including unprofitable contracts, were partially offset by increased revenues from the maturation of sites opened over the last six quarters, resulting in a net decline of 14.7%. The Company's planned slowdown of the introduction of new sites also resulted in lower revenue from new site implementations, which in turn accounted for 0.2% of the revenue decline. As a result of the termination of the In-Plant Store services agreement with Kraft, the slowdown of the introduction of new sites and the closing of unprofitable sites, the Company will not achieve historic levels of revenue during 2002. During the three months ended March 31, 2002 and 2001, three In-Plant Store customers, in the aggregate, comprised approximately 52.7% and 35.8% of the Company's revenues. One of the In-Plant Store customers represented approximately 32.0% and 21.8% of revenues for the three months ended March 31, 2002 and 2001. Another In-Plant Store customer represented approximately 12.8% of revenues for the three months ended March 31, 2002, but less than 10% for the three months ended March 31, 2001.

        Cost of materials as a percentage of revenues decreased to 80.7% for the three months ended March 31, 2002 from 82.5% in 2001. The improvement in the Company's overall profit margin for the three months ended March 31, 2002 as compared to 2001, reflects the Company's efforts to close unprofitable sites and improve profit margins at both new and existing sites. The margin improvement was partially offset by the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs.

        Operating wages and benefits expense as a percentage of revenues decreased to 7.9% for the three months ended March 31, 2002 from 8.1% in 2001. Lower wages and overtime as a percentage of revenues are the result of training and efficiency improvement projects initiated during 2001.

        Other operating expenses as a percentage of revenues decreased to 2.7% for the three months ended March 31, 2002 from 3.0% in 2001. The decrease reflects lower temporary labor and travel costs related to efficiency improvement projects initiated during 2001. Partially offsetting the decrease was higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs.

        Selling, general and administrative expenses as a percentage of revenues decreased to 8.1% for the three months ended March 31, 2002 from 9.5% in 2001. The three months ended March 31, 2001, includes a charge of 0.6% of revenues related to site closings. The remaining decrease resulted from lower wages and travel costs, reflecting the Company's efforts to improve the efficiency and reduce headcount in its administrative operations.

        Interest income, net was $16,000 for the three months ended March 31, 2002 compared to interest expense of $274,000, or 0.3% of revenues, for the three months ended March 31, 2001. The Company had no borrowings against its credit facility during the three months ended March 31, 2002.

        Income tax expense of $139,000 was recorded for the three months ended March 31, 2002, on the Company's income from operations. The Company's overall net loss includes the write-off of $1.9 million of goodwill. The goodwill is not deductible for federal income tax purposes and accordingly no income tax benefit was provided. Income tax benefit of $987,000 was recorded for the three months ended March 31, 2001, as a result of the Company's pretax loss.

        During the three months ended March 31, 2002, the Company adopted SFAS 142 and recorded a one-time, noncash charge of $1.9 million to write-off the carrying value of its goodwill. Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statement of operations.

        Net loss for the three months ended March 31, 2002 was $1,670,000, compared to net loss of $1,921,000 in 2001, as a result of the operating results previously discussed and the cumulative effect of the accounting change to write-off the Company's goodwill.

Liquidity and Capital Resources

        The Company's revolving Loan and Security Agreement (the "credit facility"), which provided maximum borrowings of $50,000,000, expired on May 8, 2002. The Company has received notice of approval from a financial institution for a $15,000,000 line of credit to replace the Company's existing credit facility. During the second quarter of 2002, the Company expects to execute the required lending documents, with terms and conditions comparable to its previous credit facility. Future borrowings under the new credit facility will be used primarily to fund working capital requirements for the In-Plant Store program.

        Net cash provided by operating activities was $7,996,000 for the three months ended March 31, 2002 compared to net cash provided of $3,830,000 in 2001. During the three months ended March 31, 2002, the Company received a federal income tax refund of $3.3 million related to the filing of its year end 2000 income tax return. The remaining increase in cash provided was primarily due to an increase in accounts payable partially offset by an increase in accounts receivable. As of March 31, 2002, accounts receivable, net on the consolidated balance sheet includes outstanding balances of approximately $5,000,000 with several terminated accounts with which the Company is involved in litigation. Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse affect, individually or in the aggregate, on its consolidated financial position or results of operations.

        Net cash used by investing activities was $28,000 for the three months ended March 31, 2002 compared to net cash used of $281,000 in 2000. Expenditures for computer systems and related equipment were lower in 2002 than in 2001.

        There was no net cash used in financing activities was for the three months ended March 31, 2002 compared to net cash used of $3,281,000 in 2001. During the three months ended March 31, 2001, the Company used cash provided by operating activities to repay borrowings under the credit facility. There were no borrowings under the credit facility during the three months ended March 31, 2002.

        The Company believes that cash on hand of $11.6 million, cash generated from future operations, including reduced working capital from the Kraft contract termination and improvements in working capital management, and cash from the new credit facility will generate sufficient funds to permit the Company to support the In-Plant Store program.

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

3.1
Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3.2
Certificate of Amendment to Second Restated Certificate of Incorporation of the Company filed May 16, 2001 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3.3
Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1
The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementary copies of these instruments to the Commission upon request.
(b).	Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC DISTRIBUTION, INC.
Date: May 14, 2002	By:	/s/ RONALD C. WHITAKER Ronald C. Whitaker, President and Chief Executive Officer
Date: May 14, 2002	By:	/s/ MICHAEL F. BONNER Michael F. Bonner, Vice President and Chief Financial Officer
Date: May 14, 2002	By:	/s/ DAVID L. COURTRIGHT David L. Courtright, Controller and Chief Accounting Officer

EXHIBIT INDEX

3.1
Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3.2
Certificate of Amendment to Second Restated Certificate of Incorporation of the Company filed May 16, 2001 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3.3
Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1
The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company agrees to furnish supplementary copies of these instruments to the Commission upon request.

QuickLinks

TABLE OF CONTENTS
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share data)
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Consolidated Statements of Operations (unaudited) (in thousands, except share data)
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (in thousands)
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements (unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX