Form 10-Q
period 2002-06-30
STRATEGIC DISTRIBUTION INC
filed 2002-08-14
CIK 73822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                        to

Commission file number    0-5228

STRATEGIC DISTRIBUTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1849240
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

3220 Tillman Drive, Suite 200, Bensalem, PA	19020
(Address of principal executive offices)	(Zip Code)

215-633-1900
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Number of Common Shares outstanding at August 8, 2002: 3,088,758

TABLE OF CONTENTS

Part I - Financial Information

Item 1
Consolidated Financial Statements:

	–	Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001

	–	Consolidated Statements of Operations (unaudited) - Three Months and Six Months Ended June 30, 2002 and 2001

	–	Consolidated Statements of Cash Flows (unaudited) - Six Months Ended June 30, 2002 and 2001

	–	Notes to Consolidated Financial Statements (unaudited)

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3
Quantitative and Qualitative Disclosures About Market Risk

Part II - Other Information
Item 4
Submission of Matters to a Vote of Security Holders

Item 6
Exhibits and Reports on Form 8-K

Signatures

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,483	$3,614
Accounts receivable, net	34,796	39,794
Current portion of notes receivable	—	1,955
Recoverable income taxes	859	4,700
Inventories	20,316	44,113
Prepaid expenses and other current assets	544	533
Deferred income taxes	—	2,568
Total current assets	95,998	97,277
Office fixtures and equipment, net	6,019	11,470
Goodwill, net	—	1,939
Deferred income taxes	847	—
Other assets	400	627
Total assets	$103,264	$111,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,975	$36,451
Net liabilities of discontinued operations	—	2,087
Total current liabilities	36,975	38,538
Deferred income taxes	—	2,568
Total liabilities	36,975	41,106
Stockholders’ equity:
Preferred stock, par value $.10 per share.
Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share.
Authorized: 20,000,000 shares; issued: 3,138,258 and 3,138,258 shares	314	314
Additional paid-in capital	98,008	98,008
Accumulated deficit	(29,657)	(25,739)
Notes receivable from shareholders	(1,303)	(1,303)
Treasury stock, at cost (49,500 and 49,500 shares)	(1,073)	(1,073)
Total stockholders’ equity	66,289	70,207
Total liabilities and stockholders’ equity	$103,264	$111,313

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

 (unaudited)

 (in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$92,582	$81,790	$164,974	$166,841
Cost and expenses:
Cost of materials	78,182	66,767	136,630	136,949
Operating wages and benefits	5,197	6,559	10,902	13,479
Other operating expenses	1,845	2,627	3,844	5,156
Selling, general and administrative expenses	5,270	7,485	11,118	15,539
Severance and asset impairment expenses	4,500	—	4,500	—
Total costs and expenses	94,994	83,438	166,994	171,123
Operating loss	(2,412)	(1,648)	(2,020)	(4,282)
Interest income (expense):
Interest expense	—	(96)	—	(376)
Interest income	100	21	116	27
Interest income (expense), net	100	(75)	116	(349)
Loss before income taxes	(2,312)	(1,723)	(1,904)	(4,631)
Income tax benefit (expense)	64	584	(75)	1,571
Loss from operations before cumulative effect of accounting change	(2,248)	(1,139)	(1,979)	(3,060)
Cumulative effect of accounting change	—	—	(1,939)	—
Net loss	$(2,248)	$(1,139)	$(3,918)	$(3,060)

Net loss per common share – basic and diluted:
Loss from operations	$(0.73)	$(0.37)	$(0.64)	$(0.99)
Cumulative effect of accounting change	—	—	(0.63)	—
Net loss	$(0.73)	$(0.37)	$(1.27)	$(0.99)

Weighted average number of shares of common stock outstanding:
Basic	3,088,758	3,088,521	3,088,758	3,089,164
Diluted	3,088,758	3,088,521	3,088,758	3,089,164

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

 Consolidated Statements of Cash Flows

 (unaudited)

(in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,918)	$(3,060)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,817	2,073
Severance and asset impairment expenses	4,500	—
Deferred income taxes	75	(678)
Cumulative effect of accounting change	1,939	—

Changes in operating assets and liabilities:
Accounts receivable	4,998	11,529
Recoverable income taxes	3,297	—
Inventories	23,797	4,491
Accounts payable and accrued expenses	(554)	20
Other, net	36	(50)
Net cash provided by operating activities	35,987	14,325

Cash flows from investing activities:
Additions of office fixtures and equipment	(118)	(1,330)
Net cash used in investing activities	(118)	(1,330)

Cash flows from financing activities:
Repurchase of common stock	—	(25)
Repayment of notes payable	—	(13,250)
Repayment of long-term obligations	—	(14)
Net cash used in financing activities	—	(13,289)
Increase (decrease) in cash and cash equivalents	35,869	(294)
Cash and cash equivalents, beginning of the period	3,614	1,869
Cash and cash equivalents, end of the period	$39,483	$1,575
Supplemental cash flow information:
Taxes paid	$71	$1,783
Interest paid	$9	$443

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

 (unaudited)

1.         The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with the instructions of Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2002 and 2001 have been included.  The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.         During 2001 and early 2002, the Company and its largest customer, Kraft Foods North America, Inc. (“Kraft”) discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the current contract expiration of August 2003.  During the second quarter of 2002 the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  The Company expects to transition all storerooms to Kraft during the second and third quarters of 2002 and had completed the transition of approximately 30% of the storerooms as of June 30, 2002.  The Company will continue to provide inventory procurement and management services to Kraft during the transition.  The Company has reduced and plans to continue to reduce its operating costs as it transitions the storerooms to Kraft.  The Company’s Kraft revenues for the three months ended June 30, 2002 and 2001 were $47.1 million ($20.9 million excluding the Kraft inventory sale) and $20.5 million, and for the six months ended June 30, 2002 and 2001 were $70.3 million ($44.1 million excluding the Kraft inventory sale) and $39.6 million.  Accounts receivable related to the Kraft supply agreement was $9.3 million at June 30, 2002.

During the second quarter of 2002, the Company and Kraft finalized a transition plan, provided the affected workforce with information concerning employment opportunities with either the Company or Kraft and provided severance benefits to those employees whose positions were being eliminated in the workforce reduction.  In connection therewith, the Company recorded severance expense of $700,000 during the three months ended June 30, 2002.

During the three months ended June 30, 2002, the Company recorded a charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  The Company provides its MRO procurement, handling and data management services through the In-Plant Store® program utilizing the In-Site® operating system, the Company’s proprietary information system.  The Company’s primary investment in long-lived assets is in the In-Site technology, including supporting equipment or systems such as personal computers and network communications.  As a result of the termination of the Kraft services agreement, the Company evaluated, in accordance with SFAS 144, the recoverability of its computer technology and determined that the value was impaired from the expected underutilization.  The Company measured the fair value of the long-lived assets in accordance with SFAS 144 and determined the amount of impairment to be $3,800,000, including $200,000 related to personal computers removed from use and held for sale or disposal as of June 30, 2002.  The Company used an expected present value method with multiple cash flow scenarios and a risk free interest rate as the basis for measuring the fair value of the assets.

3.         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the Company’s goodwill exceeds its estimated fair value.  During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, noncash charge of $1.9 million to write-off the carrying value of its goodwill.  The fair value used in determining the amount of impairment was estimated based on quoted market prices for the Company’s common stock.  Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statements of operations.  For the three months and six months ended June 30, 2001, net loss in the consolidated statement of operations includes $29,000 and $58,000 of goodwill amortization.

4.         At June 30, 2002 and December 31, 2001, the Company had investments of approximately $39,200,000 and $2,600,000 in U.S. bank money market investment accounts with immediate liquidity.  The Company's investment policy limits investments to highly rated and highly liquid instruments of U.S. banks, the U.S. government or government agencies, and commercial money market funds.

5.         Accounts receivable is stated net of an allowance for doubtful accounts of $9,460,000 and $9,300,000 at June 30, 2002 and December 31, 2001.

6.         The Company’s revolving Loan and Security Agreement (the “credit facility”), which provided maximum borrowings of $50,000,000, expired on May 8, 2002.  The Company received notice of approval from a financial institution for a $15,000,000 line of credit to replace the Company’s existing credit facility.  After completing the sale of Kraft inventory during the second quarter of 2002, the Company determined that it had sufficient cash and cash equivalents to support its operations and elected not to enter into a new credit facility at that time.  At June 30, 2002, the Company had $39.5 million of cash and cash equivalents to support its operations.

7.         During the three months ended June 30, 2002, the Company received $100,000 in settlement of issues related to its requirement, from a 1997 sale of a business, to repurchase certain inventory and the collection of a defaulted promissory note due from the buyer.  No net gain or loss was realized in the transaction.

8.         Effective May 17, 2001, the Company’s shareholders approved a one-for-ten reverse split of its common stock (the “Reverse Split”).  The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares.  All references to number of shares issued, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the periods presented.

9.         Net loss per common share – basic and diluted are equal for the three months and six months ended June 30, 2002 and 2001, because the effect of the assumed issuance of potential shares of common stock is antidilutive.  As of June 30, 2002 and 2001, there were stock options outstanding for approximately 131,000 and 203,000 common shares.

10.       The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Certain statements in this Form 10-Q constitute forward-looking statements which involve risks and uncertainties.  The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company’s ability to obtain and manage growth, termination of contracts by the Company’s customers, competition in the Company’s business, the Company’s dependence on key personnel and the effects of recession on the Company and its customers.  In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company’s customers.

The Company provides proprietary maintenance, repair and operating (“MRO”) supply procurement, handling and data management solutions to industrial sites, through its In-Plant Store® program.

Many of the Company’s manufacturing customers are experiencing business downturns in the current economic environment.  Four such customers filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code during the year ended December 31, 2001.  An economic downturn affecting the Company’s customers, negatively impacts the Company’s revenues and earnings, and its ability to effectively implement improvements in the In-Plant Store program.  The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate.  There can be no assurance, however, that the Company will not experience further reduction in business or asset losses due to the economic downturn or business failures affecting its customers.

Contract Termination

During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the current contract expiration of August 2003.  During the second quarter of 2002 the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  The Company expects to transition all storerooms to Kraft during the second and third quarters of 2002 and had completed the transition of approximately 30% of the storerooms as of June 30, 2002.  The Company will continue to provide inventory procurement and management services to Kraft during the transition.

The Company has reduced and plans to continue to reduce its operating costs as it transitions the storerooms to Kraft.  During the second quarter of 2002, the Company and Kraft finalized a transition plan, provided the affected workforce with information concerning employment opportunities with either the Company or Kraft and provided severance benefits to those employees whose positions were being eliminated in the workforce reduction.  In connection therewith, the Company recorded severance expense of $700,000 during the three months ended June 30, 2002.  The Company’s Kraft revenues for the three months ended June 30, 2002 and 2001 were $47.1 million ($20.9 million excluding the Kraft inventory sale) and $20.5 million, and for the six months ended June 30, 2002 and 2001 were $70.3 million ($44.1 million excluding the Kraft inventory sale) and $39.6 million.  Kraft revenues in the third and fourth quarters of 2002 are expected to be $5 million and zero, respectively.

During the three months ended June 30, 2002, the Company recorded a charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of SFAS 144.  The Company provides its MRO procurement, handling and data management services through the In-Plant Store® program utilizing the In-Site® operating system, the Company’s proprietary information system.  The Company’s primary investment in long-lived assets is in the In-Site technology, including supporting equipment or systems such as personal computers and network communications.  As a result of the termination of the Kraft services agreement, the Company evaluated, in accordance with SFAS 144, the recoverability of its computer technology and determined that the value was impaired from the expected underutilization.  The Company measured the fair value of the long-lived assets in accordance with SFAS 144 and determined the amount of impairment to be $3,800,000, including $200,000 related to personal computers removed from use and held for sale or disposal as of June 30, 2002.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has recently issued cautionary advice regarding disclosure about critical accounting policies.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods.  The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories, long-lived assets and income tax assets, and the assessment of litigation and other contingencies.  The Company’s ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary.

The recoverability of long-lived assets is highly dependant on the Company’s business volume and application of the applicable accounting standards requires significant judgments and estimates.  The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles for events such as site closures, to record assets at estimated net realizable values and to record probable contingent liabilities.  The amounts of such reserves and liabilities are based on information and assumptions that the Company deems reasonable and probable at the time.  The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2002 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

Results of Operations

The following table of revenues and percentages sets forth selected items of the results of operations.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(dollars in thousands)

Revenues	$92,582	$81,790	$164,974	$166,841
	100.0%	100.0%	100.0%	100.0%
Cost of materials	84.5	81.6	82.8	82.1
Operating wages and benefits	5.6	8.0	6.6	8.1
Other operating expenses	2.0	3.2	2.3	3.1
Selling, general and administrative expenses	5.7	9.2	6.7	9.3
Severance and asset impairment expenses	4.9	—	2.7	—
Operating loss	(2.7)	(2.0)	(1.1)	(2.6)
Interest income (expense), net	0.1	(0.1)	0.1	(0.2)
Loss before income taxes and cumulative effect of accounting change	(2.6)	(2.1)	(1.0)	(2.8)
Income tax benefit (expense)	0.1	0.7	(0.1)	0.9
Loss from operations	(2.5)	(1.4)	(1.1)	(1.9)
Cumulative effect of accounting change	—	—	(1.2)	—
Net loss	(2.5)	(1.4)	(2.3)	(1.9)

Three Months and Six Months Ended June 30, 2002 Compared to Three Months and Six Months Ended June 30, 2001

Revenues for the three months ended June 30, 2002 increased 13.2% to $92,582,000 from $81,790,000 for the three months ended June 30, 2001.  Revenues for the six months ended June 30, 2002 decreased 1.1% to $164,974,000 from $166,841,000 for the six months ended June 30, 2001.  Revenues for the three and six months ended June 30, 2002 include $26.2 million related to the sale of Kraft inventory in connection with the termination of the Kraft services agreement. Excluding the one-time sale of Kraft inventory, revenues for the three months and six months ended June 30, 2002 declined 18.8% and 16.9%, respectively from the comparable periods in 2001.  Revenue declines from site closings, including unprofitable contracts, were partially offset by increased revenues from the maturation of sites opened over the last six quarters, accounting for 14.2% of the net declines for both the three and six month periods.  Excluding the Kraft inventory sale, final sales of inventories at closed sites was lower during the three months and six months ended June 30, 2002, accounting for revenue decreases of 3.9% for the three months ended June 30, 2002 and 2.2% for the six month period.  The Company’s planned slowdown of the introduction of new sites also resulted in lower revenue from new site implementations, which in turn accounted for 0.7% of the revenue decline for the quarter and 0.5% for the six month period.  As a result of the termination of the In-Plant Store services agreement with Kraft, the slowdown of the introduction of new sites and the closing of unprofitable sites, the Company will not achieve historic levels of revenue during 2002.  Kraft revenues in the third and fourth quarters of 2002 are expected to be $5 million and zero, respectively. The Company has reduced and plans to continue to reduce its operating costs as a result of the revenue decline.  Such cost reductions will likely be lower than the relative sales decline because of the fixed nature of certain costs and determinations by the Company that certain costs are necessary to improve the Company's technology and service offerings and to obtain new business.  Kraft comprised approximately 50.9% (31.5% excluding the Kraft inventory sale) and 22.1% of the Company’s revenues during the three months ended June 30, 2002 and 2001, and approximately 42.6% (31.8% excluding the Kraft inventory sale) and 23.7% for the corresponding six month periods.  The Company’s second largest customer, El Paso Corporation, comprised approximately 10.4% and 9.6% of the Company’s revenues during the three months ended June 30, 2002 and 2001, and approximately 11.4% and 9.8% for the corresponding six month periods.

Cost of materials as a percentage of revenues increased to 84.5% for the three months ended June 30, 2002 from 81.6% in 2001 and increased to 82.8% for the six months ended June 30, 2002 from 82.1% in 2001.  The high dollar/low margin sale of Kraft inventory produced $1.7 million of gross margin, which resulted in the higher cost of material percentages reflected above.  Excluding the Kraft inventory sale, the Company’s overall gross margins improved 0.7% for the three months ended June 30, 2002 as compared to 2001 and 1.3% for the corresponding six month periods.  This improvement reflects the Company’s efforts to close unprofitable sites and improve profit margins at both new and existing sites. During 2002, the Company was also able to settle certain liabilities at amounts more favorable than originally estimated.  The margin improvement was partially offset by the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs.

Operating wages and benefits expense as a percentage of revenues decreased to 5.6% for the three months ended June 30, 2002 from 8.0% in 2001 and to 6.6% for the six months ended June 30, 2002 from 8.1% in 2001.  When revenue from the Kraft inventory sale is excluded, the percentage improvements were 0.2% for both the three and six month periods compared to prior year.  These percentages reflect lower wages and overtime as a percentage of revenues from training and efficiency improvement projects initiated during 2001.

Other operating expenses as a percentage of revenues decreased to 2.0% for the three months ended June 30, 2002 from 3.2% in 2001 and to 2.3% for the six months ended June 30, 2002 from 3.1% in 2001.  When revenue from the Kraft inventory sale is excluded, the percentage improvements were approximately 0.3% for both the three and six month periods compared to prior year.  The decrease reflects lower temporary labor and travel costs related to efficiency improvement projects initiated during 2001.  Partially offsetting the decrease were higher costs for In-Site systems, including amortization of capitalized costs and telecommunications network costs.

Selling, general and administrative expenses as a percentage of revenues decreased to 5.7% for the three months ended June 30, 2002 from 9.2% in 2001 and to 6.7% for the six months ended June 30, 2002 from 9.3% in 2001.  When revenue from the Kraft inventory sale is excluded, the percentage improvements were approximately 1.3% for both the three and six month periods compared to prior year.  The decrease resulted primarily from lower wages and travel costs, reflecting the Company’s efforts to improve efficiency and reduce headcount in its administrative operations.  The six months ended June 30, 2001, includes a charge of 0.3% of revenues related to site closings and 0.1% for one-time costs associated with the Company’s one-for-ten reverse stock split, effective May 17, 2001.

During the three months ended June 30, 2002, the Company recorded charges of $4,500,000 or 4.9% (three months) and 2.7% (six months) of revenues in connection with the termination of the Kraft services agreement.  The charges include $700,000 of severance expense and $3,800,000 of long-lived asset impairment expense.  See "Contract Termination", above.

Interest income, net was $100,000 for the three months ended June 30, 2002 compared to interest expense of $75,000 for the three months ended June 30, 2001.  Interest income, net was $116,000 for the six months ended June 30, 2002 compared to interest expense of $349,000 for the comparable period in 2001.   The Company had no borrowings against its credit facility during 2002, and invested its available cash, including cash received from the sale of Kraft inventory.

Income tax expense of $75,000 in the aggregate was recorded on income from the Company’s Mexican operations earned during the six months ended June 30, 2002.  An income tax benefit was recorded on pretax losses from the Company’s U.S. operations during the three months ended June 30, 2002.  In accordance with applicable accounting standards, this tax benefit was limited to the amount of tax expense recorded on U.S. pretax income during the first quarter of 2002.  In the aggregate there is no tax benefit recorded for cumulative pretax losses of the Company’s U.S. operations for the six months ended June 30, 2002.  The realization of income tax benefits from such losses is dependent on future events that cannot currently be deemed more likely than not to occur.  The Company’s overall net loss includes the write-off of $1.9 million of goodwill that is not deductible for federal income tax purposes.  Estimated realizable income tax benefits of $584,000 and $1,571,000 were recorded for the three months and six months ended June 30, 2001, as a result of the Company’s pretax losses during those periods.

During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, non-cash charge of $1.9 million to write-off the carrying value of its goodwill.  Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statement of operations.

Net loss for the three months ended June 30, 2002 was $2,248,000, compared to net loss of $1,139,000 in 2001, and net loss for the six months ended June 30, 2002 was $3,918,000, compared to net loss of $3,060,000 in 2001, as a result of the operating results previously discussed and the cumulative effect of the accounting change to write-off the Company’s goodwill.

Liquidity and Capital Resources

The Company’s revolving Loan and Security Agreement (the “credit facility”), which provided maximum borrowings of $50,000,000, expired on May 8, 2002.  The Company received notice of approval from a financial institution for a $15,000,000 line of credit to replace the Company’s existing credit facility.  After completing the sale of Kraft inventory during the second quarter of 2002, the Company determined that it had sufficient cash and cash equivalents to support its operations and elected not to enter into a new credit facility at that time.  In the event a credit facility is required in the future, the Company expects to be able to obtain a financing commitment, with terms and conditions comparable to its previous credit facility.

Net cash provided by operating activities was $35,987,000 for the six months ended June 30, 2002 compared to net cash provided of $14,325,000 in 2001.  During the second quarter of 2002, the Company received $26.2 million from the one-time sale of inventory to Kraft in connection with the termination of the Kraft services agreement. During the first quarter of 2002, the Company received a federal income tax refund of $3.3 million related to the filing of its year end 2000 income tax return.  The remaining increase in cash provided was primarily due to increased cash generated from the Company’s  operations, accounts receivable collections and improved working capital management.  As of June 30, 2002, accounts receivable, net on the consolidated balance sheet includes outstanding balances of approximately $5,000,000 with several terminated accounts with which the Company is involved in litigation.  Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

Net cash used by investing activities was $118,000 for the six months ended June 30, 2002 compared to net cash used of $1,330,000 in 2001.  Expenditures for computer systems and related equipment were lower in 2002 than in 2001.

There was no net cash used in financing activities for the three months ended June 30, 2002 compared to net cash used of $13,289,000 in 2001.  During the six months ended June 30, 2001, the Company used cash provided by operating activities to repay borrowings under the credit facility.  There were no borrowings under the credit facility during 2002.

The Company believes that cash on hand of $39.5 million, cash generated from future operations, including reduced working capital from the Kraft contract termination and improvements in working capital management, will generate sufficient funds to permit the Company to support its operations.

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146").  SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002 because a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs.  Instead, companies will record exit and disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows.  SFAS 146 is effective for fiscal years beginning after December 31, 2002.  The Company believes there will be no material effect on the Company's financial position or results of operations from the adoption of SFAS 146.

Item 3.                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment and prior to its expiration, borrowings under the Company’s credit facility, which are tied to variable market rates.  The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other  financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of June 30, 2002, the effect would not be material to the Company.

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”). Mexico’s operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

PART II

Item 4.                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2002 Annual Meeting of Stockholders (the “2002 Annual Meeting”) was held on May 15, 2002.  At the 2002 Annual Meeting, William R. Berkley, William R. Berkley, Jr., Andrew M. Bursky, Catherine James Paglia, Robert D. Neary, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and Ronald C. Whitaker were elected to the Company’s Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualify, or until their earlier resignation or removal.  At the 2002 Annual Meeting, 2,703,101 shares were voted for Mr. Berkley and 7,148 votes were withheld, 2,703,101 shares were voted for Mr. Berkley, Jr. and 7,148 votes were withheld, 2,704,495 shares were voted for Mr. Bursky and 5,754 votes were withheld, 2,704,445 shares were voted for Ms. Paglia and 5,804 votes were withheld, 2,707,586 shares were voted for Mr. Neary and 2,663 votes were withheld, 2,707,585 shares were voted for Mr. Nusbaum and 2,664 votes were withheld, 2,707,585 shares were voted for Mr. Polan and 2,664 votes were withheld, 2,707,585 shares were voted for Mr. Quain and 2,664 votes were withheld, 2,602,311 shares were voted for Mr. Whitaker and 107,938 votes were withheld.

At the 2002 Annual Meeting, holders of Common Stock were asked to ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002. 2,707,721 shares were voted for the ratification of the appointment of KPMG LLP, with 431 shares voting against and 2,096 shares abstaining.

Item 6.                                     EXHIBITS AND REPORTS ON FORM 8-K

(a).            Exhibits:

3.1

Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

3.2

Certificate of Amendment to Second Restated Certificate of Incorporation of the Company filed May 16, 2001 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

3.3

Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.1

The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K.  The Company agrees to furnish supplementary copies of these instruments to the Commission upon request.

99.1	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b).           Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated May 16, 2002, during the second quarter of 2002.  Pursuant to Item 5 of Form 8-K, the Company reported that it received approximately $26.2 million from Kraft Foods North America, Inc. (“Kraft”) on May 16, 2002, representing the proceeds from completion of the Company’s sale of inventory to Kraft as part of the previously announced termination of the Company’s industrial supply services agreement with Kraft.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date: August 14, 2002	By:	/s/ Ronald C. Whitaker
Ronald C. Whitaker,
President and Chief
Executive Officer

Date: August 14, 2002	By:	/s/ Michael F. Bonner
Michael F. Bonner,
Vice President and
Chief Financial Officer

Date: August 14, 2002	By:	/s/ David L. Courtright
David L. Courtright,
Controller and
Chief Accounting Officer

EXHIBIT INDEX

3.1

Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2

Certificate of Amendment to Second Restated Certificate of Incorporation of the Company filed May 16, 2001 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

3.3

Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2

The instruments defining the rights of holders of the long-term debt securities of the Company are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K.  The Company agrees to furnish supplementary copies of these instruments to the Commission upon request.

99.1	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.