Form 10-Q
period 2002-09-30
STRATEGIC DISTRIBUTION INC
filed 2002-11-15
CIK 73822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒      No   ☐

Number of Common Shares outstanding at November 8, 2002: 3,088,758

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,663	$3,614
Accounts receivable, net	22,218	39,794
Current portion of notes receivable	—	1,955
Recoverable income taxes	818	4,700
Inventories	19,814	44,113
Prepaid expenses and other current assets	557	533
Deferred income taxes	—	2,568

Total current assets	89,070	97,277
Office fixtures and equipment, net	5,497	11,470
Goodwill, net	—	1,939
Deferred income taxes	853	—
Other assets	400	627

Total assets	$95,820	$111,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,926	$36,451
Net liabilities of discontinued operations	—	2,087

Total current liabilities	28,926	38,538
Deferred income taxes	—	2,568

Total liabilities	28,926	41,106

Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; issued: 3,138,258 shares	314	314
Additional paid-in capital	98,008	98,008
Accumulated deficit	(29,052)	(25,739)
Notes receivable from shareholders	(1,303)	(1,303)
Treasury stock, at cost (49,500 shares)	(1,073)	(1,073)

Total stockholders’ equity	66,894	70,207
Total liabilities and stockholders’ equity	$95,820	$111,313

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$47,739	$81,429	$212,713	$248,270

Cost and expenses:
Cost of materials	36,641	66,697	173,271	203,646
Operating wages and benefits	4,091	6,397	14,993	19,876
Other operating expenses	1,425	2,217	5,269	7,373
Selling, general and administrative expenses	5,105	7,930	16,223	23,469
Severance and asset impairment expenses	—	—	4,500	—
Total costs and expenses	47,262	83,241	214,256	254,364
Operating income (loss)	477	(1,812)	(1,543)	(6,094)
Interest income (expense):
Interest expense	—	(10)	—	(386)
Interest income	163	11	279	38
Interest income (expense), net	163	1	279	(348)
Income (loss) before income taxes	640	(1,811)	(1,264)	(6,442)
Income tax expense	(35)	(1,571)	(110)	—
Income (loss) from operations before cumulative effect of accounting change	605	(3,382)	(1,374)	(6,442)
Cumulative effect of accounting change	—	—	(1,939)	—
Net income (loss)	$605	$(3,382)	$(3,313)	$(6,442)

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$0.20	$(1.09)	$(0.44)	$(2.09)
Cumulative effect of accounting change	—	—	(0.63)	—
Net income (loss)	$0.20	$(1.09)	$(1.07)	$(2.09)

Weighted average number of shares of common stock outstanding:
Basic	3,088,758	3,088,623	3,088,758	3,088,983
Diluted	3,102,554	3,088,623	3,088,758	3,088,983

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,313)	$(6,442)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	2,339	3,084
Severance and asset impairment expenses	4,500	—
Deferred income taxes	110	3,906
Cumulative effect of accounting change	1,939	—
Changes in operating assets and liabilities:
Accounts receivable	17,576	11,027
Recoverable income taxes	3,297	(4,700)
Inventories	24,299	9,287
Accounts payable and accrued expenses	(8,603)	967
Other, net	23	100
Net cash provided by operating activities	42,167	17,229
Cash flows from investing activities:
Additions of property and equipment	(118)	(1,686)
Net cash used in investing activities	(118)	(1,686)
Cash flows from financing activities:
Repurchase of common stock	—	(25)
Repayment of notes payable	—	(13,250)
Repayment of long-term obligations	—	(20)
Net cash used in financing activities	—	(13,295)
Increase in cash and cash equivalents	42,049	2,248
Cash and cash equivalents, beginning of the period	3,614	1,869
Cash and cash equivalents, end of the period	$45,663	$4,117
Supplemental cash flow information:
Taxes paid	$72	$1,783
Interest paid	$9	$500

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.             The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with the instructions of Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2002 and 2001 have been included.  The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.             During 2001 and early 2002, the Company and its largest customer, Kraft Foods North America, Inc. (“Kraft”) discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003.  During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  The Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs during the second and third quarters of 2002.  The Company provided inventory procurement and management services to Kraft during the transition.  The Company’s Kraft revenues for the three months ended September 30, 2002 and 2001 were $6.7 million and $23.4 million, and for the nine months ended September 30, 2002 and 2001 were $77.0 million ($50.8 million excluding the Kraft inventory sale) and $63.0 million.  Accounts receivable related to the Kraft supply agreement was $0.8 million at September 30, 2002.

During the second quarter of 2002, the Company and Kraft finalized a transition plan, provided the affected workforce with information concerning employment opportunities with either the Company or Kraft and provided severance benefits to those employees whose positions were being eliminated in the workforce reduction.  In connection therewith, the Company recorded severance expense of $700,000 during the second quarter of 2002.

During the second quarter of 2002, the Company recorded a charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-

Lived Assets (“SFAS 144”).  The Company provides its MRO procurement, handling and data management services through the In-Plant Store® program utilizing the In-Site® operating system, the Company’s proprietary information system.  The Company’s primary investment in long-lived assets is in the In-Site technology, including supporting equipment or systems such as personal computers and network communications.  As a result of the termination of the Kraft services agreement, the Company evaluated, in accordance with SFAS 144, the recoverability of its computer technology and determined that the value was impaired from the expected underutilization.  The Company measured the fair value of the long-lived assets in accordance with SFAS 144 and determined the amount of impairment to be $3,800,000, including $200,000 related to personal computers removed from use and held for sale or disposal.  The Company used an expected present value method with multiple cash flow scenarios and a risk free interest rate as the basis for measuring the fair value of the assets.

3.             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the Company’s goodwill exceeds its estimated fair value.  During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, noncash charge of $1,939,000 to write-off the carrying value of its goodwill.  The fair value used in determining the amount of impairment was estimated based on quoted market prices for the Company’s common stock.  Such charge is non-recurring in nature and is reflected as “cumulative effect of accounting change” in the accompanying consolidated statements of operations.  For the three months and nine months ended September 30, 2001, net loss in the consolidated statements of operations includes $29,000 and $87,000 of goodwill amortization.

4.             At September 30, 2002 and December 31, 2001, the Company had investments of approximately $45,000,000 and $2,600,000 in U.S. bank money market investment accounts with immediate liquidity.  The Company’s investment policy limits investments to highly rated and highly liquid instruments of U.S. banks, the U.S. government or government agencies, and commercial money market funds.

5.             Accounts receivable is stated net of an allowance for doubtful accounts of $3,867,000 and $9,300,000 at September 30, 2002 and December 31, 2001.

6.             The Company’s revolving Loan and Security Agreement (the “credit facility”), which provided maximum borrowings of $50,000,000, expired on May 8, 2002.  The Company received notice of approval from a financial institution for the $15,000,000 line of credit requested to replace the Company’s existing credit facility.  After completing the sale of Kraft inventory during the second quarter of 2002, the Company determined that it had sufficient cash and cash equivalents to support its operations and elected not to enter into a new credit facility at that time.  At September 30, 2002, the Company had $45.7 million of cash and cash equivalents to support its operations.

7.             Effective May 17, 2001, the Company’s shareholders approved a one-for-ten reverse split of its common stock (the “Reverse Split”).  The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares.  All references to number of shares issued, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the periods presented.

8.             Net loss per common share - basic and diluted are equal for the three months ended September 30, 2001 and the nine months ended September 30, 2002 and 2001, because the effect of the assumed issuance of potential shares of common stock is antidilutive.  For the three months ended September 30, 2002, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 13,796 shares under the treasury stock method.  Options to purchase approximately 81,000 shares at prices ranging from $12.10 to $80.00 per share were outstanding during the three months ended September 30, 2002, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options’ exercise prices for substantially all of the three consecutive months ending on September 30, 2002.  As of September 30, 2002 and 2001, there were stock options outstanding for approximately 129,000 and 165,000 common shares.

9.             The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Certain statements in this Form 10-Q constitute forward-looking statements which involve risks and uncertainties.  The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company’s ability to obtain new customers and manage growth, termination of contracts by the Company’s customers, competition in the Company’s business, the Company’s dependence on key personnel and the effects of recession on the Company and its customers.  In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company’s customers.

The Company provides proprietary maintenance, repair and operating (“MRO”) supply procurement, handling and data management solutions to industrial sites, through its In-Plant Store® program.

Many of the Company’s customers continue to experience business downturns in the current economic environment.  Five such customers filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code; four during the year ended December 31, 2001 and one during the nine months ended September 30, 2002.  An economic downturn affecting the Company’s customers, negatively impacts the Company’s revenues and earnings, and its ability to effectively implement improvements in the In-Plant Store program.  The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate.  There can be no assurance, however, that the Company will not experience further reduction in business or asset losses due to the economic downturn or business failures affecting its customers.

Contract Termination

During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003.  During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  The Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs during the second and third quarters of 2002.  The Company provided inventory procurement and management services to Kraft during the transition.  During the second quarter of 2002, the Company and Kraft finalized a transition plan, provided the affected workforce with information concerning employment opportunities with either the Company or Kraft and provided severance benefits to those employees whose positions were being eliminated in the workforce reduction.  In connection therewith, the Company recorded severance expense of $700,000 during the second quarter of 2002.  The Company’s Kraft revenues for the three months ended September 30, 2002 and 2001 were $6.7 million and $23.4 million, and for the nine months ended September 30, 2002 and 2001 were $77.0 million ($50.8 million excluding the Kraft inventory sale) and $63.0 million.  There are no significant additional Kraft revenues, expenses or cash flows expected in future quarters.

During the second quarter of 2002, the Company recorded a charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of SFAS 144.  The Company provides its MRO procurement, handling and data management services through the In-Plant Store® program utilizing the In-Site® operating system, the Company’s proprietary information system.  The Company’s primary investment in long-lived assets is in the In-Site technology, including supporting equipment or systems such as personal computers and network communications.  As a result of the termination of the Kraft services agreement, the Company evaluated, in accordance with SFAS 144, the recoverability of its computer technology and determined that the value was impaired from the expected underutilization.  The Company measured the fair value of the long-lived assets in accordance with SFAS 144 and determined the amount of impairment to be $3,800,000, including $200,000 related to personal computers removed from use and held for sale or disposal.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued cautionary advice regarding disclosure about critical accounting policies.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods.  The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories, long-lived assets and income tax assets, and the assessment of litigation and other contingencies.  The Company’s ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary.  The recoverability of long-lived assets is highly dependant on the Company’s business volume and application of the applicable accounting standards requires significant judgments and estimates.  The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles for events such as site closures, to record assets at estimated net realizable values and to record probable contingent liabilities.  The amounts of such reserves and liabilities are based on information and assumptions that the Company deems reasonable and probable at the time.  The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2002 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

Results of Operations

The following table of revenues and percentages sets forth selected items of the results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(dollars in thousands)
Revenues	$47,739	$81,429	$212,713	$248,270
	100.0%	100.0%	100.0%	100.0%
Cost of materials	76.8	81.9	81.5	82.0
Operating wages and benefits	8.5	7.9	7.0	8.0
Other operating expenses	3.0	2.7	2.5	3.0
Selling, general and administrative expenses	10.7	9.7	7.6	9.5
Severance and asset impairment expenses	—	—	2.1	—
Operating income (loss)	1.0	(2.2)	(0.7)	(2.5)
Interest income (expense), net	0.3	—	0.1	(0.1)
Income (loss) before income taxes and cumulative effect of accounting change	1.3	(2.2)	(0.6)	(2.6)
Income tax expense	—	(1.9)	(0.1)	—
Income (loss) from operations	1.3	(4.1)	(0.7)	(2.6)
Cumulative effect of accounting change	—	—	(0.9)	—
Net income (loss)	1.3	(4.1)	(1.6)	(2.6)

Three Months and Nine Months Ended September 30, 2002 Compared to Three Months and Nine Months Ended September 30, 2001

Revenues for the three months ended September 30, 2002 decreased 41.4% to $47,739,000 from $81,429,000 for the three months ended September 30, 2001.  Revenues for the nine months ended September 30, 2002 decreased 14.3% to $212,713,000 from $248,270,000 for the nine months ended September 30, 2001.  Revenues for the nine months ended September 30, 2002 include $26.2 million related to the second quarter sale of Kraft inventory in connection with the termination of the Kraft services agreement. Excluding the one-time sale of Kraft inventory, revenues for the nine months ended September 30, 2002 declined 24.9% from the comparable period in 2001.  Termination of the Kraft services agreement accounted for $16.7 million (20.5%)and $12.2 million (4.9%) of the revenue declines for the three months and nine months ended September 30, 2002 as compared to the respective periods in 2001.  Partially offsetting the Kraft revenue decline was the favorable effect of a $0.9 million increase in the estimated recoverable value of accounts receivable and inventories in connection with the termination of services agreements during the three months ended September 30, 2002.  The weakened U.S. economy reduced mature store revenues by approximately $5 million for the three months ended September 30, 2002 as compared to 2001.  Revenue declines related to the weak economy and from other site closings, including unprofitable contracts, partially offset by increased revenues from maturing sites during the nine months ended September 30, 2002, accounted for 20.3% and 18.0% of the net declines for the three and nine month periods.

As a result of the termination of the In-Plant Store services agreement with Kraft, the slowdown of the introduction of new sites and the closing of unprofitable sites, the Company has not achieved historic levels of revenue during 2002.  There are no significant Kraft revenues expected in the fourth quarter of 2002 as compared to revenues of $23.1 million in the fourth quarter of 2001.  Future growth in the Company’s business is highly dependant on its ability to attract new customers.  Continued weakness in the U.S. economy has delayed prospective customers’ decisions to implement the In-Plant Store program.  Future growth is also dependant on a reversal of revenue declines that are related to the effect of the weak economy on the Company’s customers.  The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines.  Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and determinations by the Company that certain costs are necessary to improve the Company’s technology and service offerings and to obtain new business.  Kraft comprised approximately 14.1% and 28.7% of the Company’s revenues during the three months ended September 30, 2002 and 2001, and approximately 36.2% (23.9% excluding the Kraft inventory sale) and 25.4% for the corresponding nine month periods.  The Company’s second largest customer, El Paso Corporation, comprised approximately 16.5% and 13.0% of the Company’s revenues during the three months ended September 30, 2002 and 2001, and approximately 12.6% and 10.9% for the corresponding nine month periods.

Cost of materials as a percentage of revenues decreased to 76.8% for the three months ended September 30, 2002 from 81.9% in 2001 and decreased to 81.5% for the nine months ended September 30, 2002 from 82.0% in 2001.  During the three months ended September 30, 2002 gross margin increased 1.5% as a result of a more favorable conclusion of previously estimated contract termination matters.  During the nine months ended September 30, 2002, the high dollar/low margin second quarter 2002 sale of Kraft inventory produced $1.7 million of gross margin, which, net of the year to date benefit referred to above, accounted for 1.3% of higher cost of material percentages for the period.  Excluding the aforementioned items, the Company’s overall gross margins improved 3.6% for the three months ended September 30, 2002 as compared to 2001 and 1.8% for the corresponding nine month periods.  This improvement reflects the Company’s efforts to close unprofitable sites and improve profit margins at both new and existing sites.  During 2002, the Company was also able to settle certain liabilities at amounts more favorable than originally estimated.  The margin improvement was partially offset by the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs.

Operating wages and benefits expense as a percentage of revenues increased to 8.5% for the three months ended September 30, 2002 from 7.9% in 2001 and decreased to 7.0% for the nine months ended September 30, 2002 from 8.0% in 2001.  When revenue from the Kraft inventory sale is excluded, the percentage for the nine months ended September 30, 2002 is 8.1%.  The Company’s operating wages and benefits were reduced significantly during 2002 in conjunction with contract terminations.  The increased percentages reflect declines in the Company’s revenue base at a rate greater than the reduction in costs, primarily at sites operated for more than one year.  Continued declines in business volume from existing customers due to the weak economy result in lower productivity and negatively impact the Company’s ability to maintain staff at optimum levels.

Other operating expenses as a percentage of revenues increased to 3.0% for the three months ended September 30, 2002 from 2.7% in 2001 and decreased to 2.5% for the nine months ended September 30, 2002 from 3.0% in 2001.  When revenue from the Kraft inventory sale is excluded, the percentage for the nine months ended September 30, 2002 is 2.8%.  The Company’s operating expenses were reduced significantly during 2002 in conjunction with contract terminations.  The increased percentage for the three months ended September 30, 2002 reflects higher fixed costs, including In-Site systems and telecommunications costs, as a percentage of the lower revenue base.  The decreased percentage for the nine months ended September 30, 2002 reflects lower temporary labor and travel costs related to efficiency improvement projects initiated during 2001 and the higher revenue base to absorb fixed systems costs.

Selling, general and administrative expenses as a percentage of revenues increased to 10.7% for the three months ended September 30, 2002 from 9.7% in 2001 and decreased to 7.6% for the nine months ended September 30, 2002 from 9.5% in 2001.  When revenue from the Kraft inventory sale is excluded, the percentage for the nine months ended September 30, 2002 is 8.7%.  The Company’s selling, general and administrative expenses were reduced significantly during 2002 in conjunction with contract terminations.  The increased percentage for the three months ended September 30, 2002 reflects higher employee costs, office rent and other fixed costs as a percentage of the lower revenue base.  The increase percentage was partially offset by a 0.6% period over period reduction of charges for certain uncollectible accounts.  Approximately one-half of the percentage decline for the nine months ended September 30, 2002 resulted primarily from lower wages and travel costs, reflecting the Company’s efforts to improve efficiency and reduce headcount in its administrative operations, and the higher revenue base to absorb fixed costs.  The decreased percentage also reflected a 0.4% period over period reduction of charges for certain uncollectible accounts.

During the second quarter of 2002, the Company recorded charges of $4,500,000 or 2.1% of revenues for the nine months ended September 30, 2002 in connection with the termination of the Kraft services agreement.  The charges include $700,000 of severance expense and $3,800,000 of long-lived asset impairment expense.  See “Contract Termination”, above.

Interest income, net was $163,000 for the three months ended September 30, 2002 compared to interest income of $1,000 for the three months ended September 30, 2001.  Interest income, net was $279,000 for the nine months ended September 30, 2002 compared to interest expense of $348,000 for the comparable period in 2001.   The Company had no borrowings against its credit facility during 2002, and invested its available cash, including cash received from the sale of Kraft inventory.

Income tax expense of $35,000 and $110,000 was recorded on income from the Company’s Mexican operations earned during the three months and nine months ended September 30, 2002.  There is no tax benefit recorded for cumulative pretax losses of the Company’s U.S. operations for the three months and nine months ended September 30, 2002.  The realization of income tax benefits from such losses is dependent on future events that cannot currently be deemed more likely than not to occur.  The Company’s aggregate net loss for 2002 includes the write-off of $1.9 million of goodwill that is not deductible for federal income tax purposes.  Income tax expense of $1,571,000 was recorded for the three months ended September 30, 2001, to increase valuation allowances on net tax assets in accordance with applicable accounting standards.  The realization of such assets was dependent on future events that could not be deemed more likely than not to occur.

During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, non-cash charge of $1.9 million to write-off the carrying value of its goodwill.  Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statement of operations.

Net income for the three months ended September 30, 2002 was $605,000, compared to net loss of $3,382,000 in 2001, and net loss for the nine months ended September 30, 2002 was $3,313,000, compared to net loss of $6,442,000 in 2001, as a result of the operating results previously discussed and the cumulative effect of the accounting change to write-off the Company’s goodwill.

Liquidity and Capital Resources

The Company’s revolving Loan and Security Agreement (the “credit facility”), which provided maximum borrowings of $50,000,000, expired on May 8, 2002.  The Company received notice of approval from a financial institution for the $15,000,000 line of credit requested to replace the Company’s existing credit facility.  After completing the sale of Kraft inventory during the second quarter of 2002, the Company determined that it had sufficient cash and cash equivalents to support its operations and elected not to enter into a new credit facility at that time.  Although there can be no assurance, in the event a credit facility is required in the future, the Company expects to be able to obtain a financing commitment, with terms and conditions appropriate for the Company's needs.

Net cash provided by operating activities was $42,167,000 for the nine months ended September 30, 2002 compared to net cash provided of $17,229,000 in 2001.  During the second quarter of 2002, the Company received $26.2 million from the one-time sale of inventory to Kraft in connection with the termination of the Kraft services agreement. During the first quarter of 2002, the Company received a federal income tax refund of $3.3 million related to the filing of its year end 2000 income tax return.  The Company substantially completed the transition of all storerooms to Kraft during the second and third quarters of 2002 and reduced Kraft accounts receivable by $9.9 million during that timeframe.  The remaining change in cash provided was primarily due to increased cash generated from the Company’s operations, accounts receivable collections, reduction of amounts due to suppliers and overall improvement in working capital management.  As of September 30, 2002, accounts receivable, net on the consolidated balance sheet includes outstanding balances of approximately $3,000,000 with several terminated accounts with which the Company is involved in litigation.  Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

Net cash used by investing activities was $118,000 for the nine months ended September 30, 2002 compared to net cash used of $1,686,000 in 2001.  Expenditures for computer systems and related equipment were lower in 2002 than in 2001.

There was no net cash used in financing activities for the nine months ended September 30, 2002 compared to net cash used of $13,295,000 in 2001.  During the nine months ended September 30, 2001, the Company used cash provided by operating activities to repay borrowings under the credit facility.  There were no borrowings under the credit facility during 2002.

At September 30, 2002, the Company had $45.7 million of cash and cash equivalents.  The Company is currently evaluating strategic alternatives for the long-term use of its cash balances.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment and prior to its expiration, borrowings under the Company’s credit facility, which are tied to variable market rates.  The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of September 30, 2002, the effect would not be material to the Company.

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”). Mexico’s operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

Item 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

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

99.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date: November 14, 2002	By:	/s/ Ronald C. Whitaker
Ronald C. Whitaker,
President and Chief
Executive Officer

Date: November 14, 2002	By:	/s/ Michael F. Bonner
Michael F. Bonner,
Vice President and
Chief Financial Officer

Date: November 14, 2002	By:	/s/ David L. Courtright
David L. Courtright,
Controller and
Chief Accounting Officer

CERTIFICATIONS

I,   Ronald C. Whitaker, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Strategic Distribution, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Ronald C. Whitaker
Ronald C. Whitaker,
President and Chief
Executive Officer

CERTIFICATIONS

I,   Michael F. Bonner, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Strategic Distribution, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

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

99.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.