Form 10-K
period 2002-12-31
STRATEGIC DISTRIBUTION INC
filed 2003-03-27
CIK 73822

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
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

Common Stock, Par Value $.10 Per Share
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ☐    NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on June 30, 2002, the last day of the registrant's most recently completed second fiscal quarter, was approximately $29,800,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

        As of March 20, 2003, the Registrant had outstanding 3,036,358 shares of Common Stock, which were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

        (a)    General Development of Business

        Strategic Distribution, Inc. (the "Company") is a Delaware corporation which was organized in 1968. In 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA is a provider of In-Plant Store® programs for the procurement, handling and data management of maintenance, repair and operating ("MRO") supplies for industrial and institutional customers in North America.

        (b)    Financial Information About Industry Segments

        The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for industrial and institutional customers. See Item 8, "Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements", Footnote No. 18.

        (c)    Narrative Description of Business.

        The Company's In-Plant Store program permits an organization to outsource all aspects of their MRO procurement, storage and internal distribution; the Company takes responsibility for purchasing, receiving, stocking, issuing and delivering MRO supplies at the customer site. The Company also efficiently manages customers' MRO inventory using its proprietary information system.

In-Plant Store® Program

        The Company provides proprietary MRO supply procurement, handling and data management solutions to organizations, through its In-Plant Store program. The Company sells a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as MRO supplies. MRO supplies are frequently inexpensive but critical items, with high associated procurement costs due to inherent inefficiencies in traditional MRO supply distribution methods. The Company's In-Plant Store program, in which organizations outsource the procurement, handling and data management of MRO supplies to the Company, substantially mitigates these inefficiencies by reducing both the process and product costs associated with MRO supply procurement and handling. The Company's In-Plant Store program also helps customers achieve operational improvements, such as reduced plant down-time resulting from unavailable parts, and manufacturing process improvements due to better tracking of critical parts. The Company believes that its In-Plant Store program is superior to both traditional and alternative methods of MRO supply distribution in that the In-Plant Store program allows customers to outsource MRO supply distribution and handling activities and concentrate on their core businesses.

        The In-Plant Store program is a comprehensive outsourcing service through which the Company manages all aspects of MRO supply procurement and handling at a customer's site. Prior to the implementation of the In-Plant Store program, a customer would typically obtain MRO supplies from as many as 500 traditional industrial distributors. Through the In-Plant Store program, the Company services all of its customers' MRO supply needs by establishing a dedicated, fully integrated store at the customer's site. The customer, in turn, generally purchases all of its MRO supplies through the In-Plant Store program. The Company operates the In-Plant Store program with its own trained MRO procurement professionals, installs its proprietary information system designed specifically for industrial procurement and identifies appropriate inventory levels based on the supply needs of each site. Upon implementation of the In-Plant Store program, the Company purchases, receives, inventories and issues MRO supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional MRO supply.

        A benefit of the Company's In-Plant Store program is the identification and reduction of redundant and obsolete inventory in the customer's legacy inventory of MRO supplies. For example, the same MRO item may be used in several different departments at a manufacturing site; each department describes the part differently and, therefore, the different departments do not realize that they are using the same part. The Company uses its software to systematically describe all MRO parts. Redundancies are identified and the Company is able to consolidate and reduce inventories, thereby reducing its own and the customer's capital investment. The Company can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases. In addition, over time, the Company can provide its customers value by (i) more quickly and easily identifying and locating MRO items needed by different departments at a site, or by different sites operated by the same company, and (ii) helping locate alternative sources for different MRO items.

        The Company believes that increased recognition of the inefficiencies associated with the traditional MRO supply distribution process has increased the demand for integrated supply solutions such as the Company's In-Plant Store program.

Customers

        During the year ended December 31, 2002, three customers comprised approximately 51.9% of the Company's revenues. The Company operated 34 In-Plant Store sites for one such customer, Kraft Foods North America, Inc. ("Kraft"), which comprised 30.4% of the Company's revenues for the year ended December 31, 2002. The Company operated 20 In-Plant Store sites for another customer, El Paso Corporation ("EPC"), which comprised 13.7% of the Company's revenues for the year ended December 31, 2002.

        During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. The Company's Kraft revenues for the years ended December 31, 2002, 2001 and 2000 were $77.0 million ($50.8 million excluding the Kraft inventory sale), $86.1 million and $56.0 million. Accounts receivable related to the Kraft services agreement were collected at December 31, 2002.

        The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate. The Company is monitoring the financial condition of EPC, which had its debt ratings downgraded in November 2002. EPC has undertaken a plan to improve its liquidity through asset sales and debt refinancing. Accounts receivable related to the EPC services agreements were approximately $2.2 million at December 31, 2002.

        The Company provides its services to its In-Plant Store customers in the United States and Mexico. During the year ended December 31, 2002, 9.9% of the Company's revenues were from customers in Mexico.

Products

        The Company, through the In-Plant Store program, provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:

•	Abrasives	•	HVAC and plumbing equipment
•	Adhesives	•	Janitorial supplies
•	Coatings, lubricants and compounds	•	Material handling products
•	Cutting, hand, pneumatic and power tools	•	Measuring instruments
•	Electrical supplies	•	Power transmission equipment
•	Fasteners	•	Replacement parts
•	Fire protection equipment and clothing	•	Respiratory products
•	Hoses, pipe fittings and valves	•	Safety products
		•	Welding materials

        Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 2002.

Suppliers

        The Company purchases products for its In-Plant Store program from manufacturers and specialty distributors. The Company has distribution agreements with manufacturers and suppliers, all of which can be canceled by the respective manufacturers and suppliers upon notice of one year or less. Because no manufacturer or supplier provides products that account for more than 10% of the Company's revenues and because the Company believes that it could quickly find alternative sources of supply if any distribution contract were canceled, the Company does not believe that the loss of any one distribution contract, or any small group of distribution contracts, would have a material adverse impact on the Company's business.

Competition

        The Company's business is highly competitive. The Company competes with a wide variety of traditional MRO supply distributors. Most of such distributors are small enterprises selling to customers in a limited geographic area. The Company also competes with several integrated supply providers, direct mail suppliers, internet suppliers and large warehouse stores, some of which have significantly greater financial resources than the Company. The primary areas of competition include price, breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service and repair capability. The Company believes that its ability to compete effectively is dependent upon its ability to be price-competitive, to deliver value-added procurement solutions to its customers through its In-Plant Store program and to respond to the needs of its customers with high quality of service. The Company believes that certain of its competitors have developed and implemented programs which offer services similar to, and which compete with, the Company's In-Plant Store program.

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

Government Regulation

        In recent years, governmental and regulatory bodies have promulgated numerous standards and regulations designed, among other things, to ensure the quality of certain classes of MRO items, to protect workers' well-being and to make the work place safer. The Company reviews regulations governing its customers in order to be able to distribute products that meet its customers' needs, and some of the Company's past growth has been as a result of its customers' compliance with this increasing level of regulation. The Company cannot predict the level or direction of future regulation, but believes these trends will continue to contribute to the Company's growth.

Employees

        As of December 31, 2002, the Company had approximately 550 employees, of whom approximately 120 were employed in selling and administrative capacities and approximately 430 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

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

Item 2. Properties

        The Company leases its corporate headquarters located in Bensalem, Pennsylvania, as well as additional office space in Feasterville, Pennsylvania; El Paso, Texas; and several small warehouses and offices located at or near In-Plant Store sites. The Company has the right to renew some of these leases. The Company believes the properties that are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew its lease at any of these facilities, it could find other suitable facilities with no adverse effect on the Company's business. The Company does not own or lease the space occupied by its In-Plant Store facilities.

Item 3. Legal Proceedings

        The Company is currently involved in certain legal proceedings incidental to the conduct of its business, including collection matters with several terminated accounts. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". As of March 20, 2003, there were approximately 1,400 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated.

Quarter Ended	High Sales Price	Low Sales Price
March 31, 2001	$10.31	$4.38
June 30, 2001	9.30	4.50
September 30, 2001	8.55	7.50
December 31, 2001	9.00	5.60
March 31, 2002	8.84	5.55
June 30, 2002	14.67	7.20
September 30, 2002	14.00	9.85
December 31, 2002	12.70	9.75

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

        The Company paid no cash dividends on the Common Stock for the years ended December 31, 2002 and 2001 and does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

Item 6. Selected Financial Data

	Years ended December 31,
	2002(a,b)	2001(c)	2000(d,e)	1999(f)	1998(g)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$253,583	$319,619	$355,503	$292,656	$219,348
Operating loss	(1,752)	(12,777)	(10,985)	(3,598)	(1,522)
Income (loss) before income taxes	(1,315)	(13,125)	31,341	(4,714)	(937)
Income tax (expense) benefit	(164)	—	(12,789)	8,641	—
Income (loss) from continuing operations	(1,479)	(13,125)	18,552	3,927	(937)
Loss from discontinued operations, net of tax	—	—	(650)	—	—
Cumulative effect of accounting change	(1,939)	—	—	—	—
Net income (loss)	(3,418)	(13,125)	17,902	3,927	(937)
Per Share Data—basic and diluted:
Income (loss) from continuing operations	$(0.48)	$(4.25)	$6.00	$1.26	$(0.30)
Loss from discontinued operations	—	—	(0.21)	—	—
Cumulative effect of accounting change	(0.63)	—	—	—	—
Net income (loss)	(1.11)	(4.25)	5.79	1.26	(0.30)
Weighted Average Number of Shares of Common Stock Outstanding	3,084,964	3,088,896	3,093,123	3,105,734	3,123,420
	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$60,054	$58,739	$80,246	$70,000	$48,142
Total assets	92,870	111,313	147,985	138,525	99,444
Long-term debt	—	—	13,252	29,926	8,948
Stockholders' equity	66,299	70,207	83,357	65,563	61,588

(a)
Operating results include revenues of $26,200,000, gross margin of $1,700,000, a charge of $3,800,000 for the write-down of certain fixed assets and severance expense of $700,000, all related to termination of the Kraft contract and inventory sale to Kraft.

(b)
Operating loss is net of operating income of $900,000 related to an increase in the estimated recoverable value of accounts receivable and inventories in connection with the termination of services agreements and $300,000 from an insurance recovery.

(c)
Operating loss includes charges amounting to $5,800,000 related to the bankruptcies of two large In-Plant Store customers.

(d)
Operating loss includes a charge of $1,514,000 for settlement of an employment contract and a charge of $1,584,000 related to the write-off of certain impaired assets.

(e)
Income before income taxes includes a pretax gain of $43,185,000 from the sale of the Company's INTERMAT, Inc. subsidiary ("INTERMAT").

(f)
An income tax benefit of $8,641,000 was recorded related primarily to the Company's recognition of net operating loss carryforwards.

(g)
Operating loss includes a charge of $1,000,000 related to the bankruptcy of one In-Plant Store customer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Certain statements in this Item 7 constitute forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to obtain new customers and manage growth, the Company's ability to enforce provisions of its contracts, termination of contracts by the Company's customers, competition in the Company's business, the Company's dependence on key personnel and the effects of recession on the Company and its customers. In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company's customers.

        The Company provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to its customers, primarily through its In-Plant Store® program.

        Many of the Company's customers continue to experience business downturns in the current economic environment. Six such customers filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code; two during the year ended December 31, 2002 and four during the year ended December 31, 2001. The Company is monitoring the financial condition of EPC, which had its debt ratings downgraded in November 2002. EPC has undertaken a plan to improve its liquidity through asset sales and debt refinancing. Accounts receivable related to the EPC services agreements were approximately $2.2 million at December 31, 2002. An economic downturn affecting the Company's customers, negatively impacts the Company's revenues and earnings, and its ability to effectively implement improvements in the In-Plant Store program. The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate. There can be no assurance, however, that the Company will not experience further reductions in business or asset losses due to the economic downturn or business failures affecting its customers.

Contract Termination

        During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. During the second quarter of 2002, the Company and Kraft finalized a transition plan, provided the affected workforce with information concerning employment opportunities with either the Company or Kraft and provided severance benefits to those employees whose positions were being eliminated in the workforce reduction. In connection therewith, the Company recorded severance expense of $700,000 during the second quarter of 2002, which was paid prior to December 31, 2002. The Company's Kraft revenues for the years ended December 31, 2002, 2001 and 2000 were $77.0 million ($50.8 million excluding the Kraft inventory sale), $86.1 million and $56.0 million. Accounts receivable related to the Kraft supply agreement were collected at December 31, 2002. There are no significant additional Kraft revenues, expenses or cash flows expected in the future.

        During the second quarter of 2002, the Company recorded a charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Company provides its MRO procurement, handling and data management services through the In-Plant Store® program utilizing the In-Site® operating system, the Company's proprietary information system. The Company's primary investment in long-lived assets is in its In-Site technology, including supporting equipment or systems such as personal computers and network communications. As a result of the termination of the Kraft services agreement, the Company evaluated, in accordance with SFAS 144, the recoverability of its computer technology and determined that the value was impaired from the expected underutilization. The Company measured the fair value of the long-lived assets in accordance with SFAS 144 and determined the amount of impairment to be $3,800,000, including $200,000 related to personal computers removed from use and sold or disposed.

Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company's consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories, long-lived assets and income tax assets, and the assessment of litigation and other contingencies. The Company's ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. The recoverability of long-lived assets is highly dependant on the Company's business volume and application of the applicable accounting standards requires significant judgments and estimates. The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles for events such as site closures, to record assets at estimated net realizable values and to record probable contingent liabilities. The amounts of such reserves and liabilities are based on information and assumptions that the Company deems reasonable and probable at the time. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2002 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements.

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

Results of Operations

        The following table of revenues and percentages sets forth selected items of the results of operations.

	Years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Revenues	$253,583	$319,619	$355,503

Revenues	100.0%	100.0%	100.0%
Cost of materials	80.9	82.0	81.9
Operating wages and benefits	7.3	8.2	7.8
Other operating expenses	2.6	3.0	2.9
Selling, general and administrative expenses	8.1	10.8	9.6
Severance and asset impairment expenses	1.8	—	0.9
Operating loss	(0.7)	(4.0)	(3.1)
Gain on sale of subsidiary	—	—	12.1
Interest income (expense), net	0.2	(0.1)	(0.2)
Income (loss) from continuing operations before income taxes	(0.5)	(4.1)	8.8
Income tax expense	(0.1)	—	(3.6)
Income (loss) from continuing operations	(0.6)	(4.1)	5.2
Loss from discontinued operations	—	—	(0.2)
Cumulative effect of accounting change	(0.7)	—	—
Net income (loss)	(1.3)	(4.1)	5.0

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues for the year ended December 31, 2002 decreased 20.7% to $253,583,000 from $319,619,000 for the year ended December 31, 2001. Revenues for the year ended December 31, 2002 include $26.2 million related to the sale of Kraft inventory in connection with the termination of the Kraft services agreement. Excluding the one-time sale of Kraft inventory, revenues for the year ended December 31, 2002 declined 28.9% from the comparable period in 2001. Termination of the Kraft services agreement accounted for $35.3 million (11.0%) of the revenue decline for the year ended December 31, 2002 as compared to the respective period in 2001. The weakened U.S. economy reduced mature store revenues by approximately $10.0 million (3.1%) for the year ended December 31, 2002 as compared to 2001. Revenue declines related to other site closings, including unprofitable contracts, partially offset by increased revenues from maturing sites during the year ended December 31, 2002, accounted for the remaining 14.8% of the net decline for the year.

        As a result of the termination of the In-Plant Store services agreement with Kraft, the slowdown of the introduction of new sites and the closing of unprofitable sites, the Company did not achieve historic levels of revenue during 2002. The Company closed a large Mexican In-Plant Store site in January 2003, which will favorably impact the Company's operating results for the first quarter of 2003. Future growth in the Company's business is highly dependant on its ability to attract new customers. Continued weakness in the U.S. economy has delayed prospective customers' decisions to implement the In-Plant Store program. Future growth is also dependant on a reversal of revenue declines that are related to the effect of the weak economy on the Company's customers. The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines. Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and determinations by the Company that certain costs are necessary to improve the Company's technology and service offerings and to obtain new business. Kraft comprised approximately 30.4% (20.0%

excluding the Kraft inventory sale) and 26.9% of the Company's revenues during the years ended December 31, 2002 and 2001. The Company's second largest customer, El Paso Corporation, comprised approximately 13.7% and 11.4% of the Company's revenues during the years ended December 31, 2002 and 2001.

        Cost of materials as a percentage of revenues decreased to 80.9% for the year ended December 31, 2002 from 82.0% in 2001. During the year ended December 31, 2002, the high dollar/low margin sale of Kraft inventory produced $1.7 million of gross margin, which accounted for 1.4% of higher cost of material percentage for the period. Excluding the aforementioned sale, the Company's overall gross margins improved 2.5% for the year ended December 31, 2002 as compared to 2001. Approximately 1.3% of this improvement reflects the Company's efforts to close unprofitable sites and improve profit margins at both new and existing sites, partially offset by the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs. Approximately 0.4% of the improvement relates to an increase in revenues, with no associated direct material costs, in connection with the termination of services agreements and an insurance recovery. The remaining 0.8% reflects a greater proportion of management service fees in the revenue mix. Management service fees have no direct material costs.

        Operating wages and benefits expense as a percentage of revenues decreased to 7.3% for the year ended December 31, 2002 from 8.2% in 2001. When revenue from the Kraft inventory sale is excluded, the percentage for the year ended December 31, 2002 was 8.1%. The Company's operating wages and benefits were reduced significantly during 2002 in conjunction with contract terminations. The comparable year over year percentage reflects the Company's effort to reduce costs commensurate with declines in the Company's revenue base. Continued declines in business volume from existing customers due to the weak economy may result in lower productivity and negatively impact the Company's ability to maintain staff at optimum levels.

        Other operating expenses as a percentage of revenues decreased to 2.6% for the year ended December 31, 2002 from 3.0% in 2001. When revenue from the Kraft inventory sale is excluded, the percentage for the year ended December 31, 2002 was 2.9%. The Company's operating expenses were reduced significantly during 2002 in conjunction with contract terminations. The slightly lower adjusted percentage for the year ended December 31, 2002 reflects lower temporary labor and travel costs related to efficiency improvement projects initiated during 2001, partially offset by a higher percentage of fixed systems costs due to the lower revenue base.

        Selling, general and administrative expenses as a percentage of revenues decreased to 8.1% for the year ended December 31, 2002 from 10.8% in 2001. When revenue from the Kraft inventory sale is excluded, the percentage for the year ended December 31, 2002 was 9.0%. The Company's selling, general and administrative expenses were reduced significantly during 2002 in conjunction with contract terminations. The decreased percentage for the year ended December 31, 2002 reflects a 1.6% period over period reduction of charges for certain uncollectible accounts, including the 2001 write-off of uncollectible accounts in connection with the bankruptcies of two In-Plant Store customers. The remaining percentage decline resulted primarily from lower wages and travel costs, reflecting the Company's efforts to improve efficiency and reduce headcount in its administrative operations.

        During the year ended December 31, 2002, the Company recorded charges of $4,500,000, or 1.8% of revenues, in connection with the termination of the Kraft services agreement. The charges include $700,000 of severance expense and $3,800,000 of long-lived asset impairment expense. See "Contract Termination", above.

        Interest income, net was $437,000 for the year ended December 31, 2002 compared to interest expense, net of $348,000 for the comparable period in 2001. The Company had no borrowings against its credit facility during 2002, and invested its available cash, including cash received from the sale of Kraft inventory.

        Income tax expense of $164,000 was recorded on income earned from the Company's Mexican operations during the year ended December 31, 2002. There was no tax benefit recorded for cumulative pretax losses of the Company's U.S. operations for the year ended December 31, 2002. The realization of income tax benefits from such losses is dependent on future events that cannot currently be deemed more likely than not to occur. The Company's aggregate net loss for 2002 includes the write-off of $1.9 million of goodwill that is not deductible for federal income tax purposes.

        During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, non-cash charge of $1.9 million to write-off the carrying value of its goodwill. Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statement of operations.

        Net loss for the year ended December 31, 2002 was $3,418,000, compared to net loss of $13,125,000 in 2001, as a result of the operating results previously discussed and the cumulative effect of the accounting change to write-off the Company's goodwill.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenues for the year ended December 31, 2001 decreased 10.1% to $319,619,000 from $355,503,000 for the year ended December 31, 2000. The Company terminated unprofitable contracts throughout 2001 and the second half of 2000 and experienced other additional terminations initiated by certain customers. Revenue declines from site closings, including terminated contracts, were partially offset by increased revenues from the maturation of sites opened over the six quarters ended December 31, 2001, resulting in the net decline of 6.9%. Final sales of inventories at closed sites were higher in 2000, resulting in a revenue decrease of 2.5% for the year ended December 31, 2001, as compared to December 31, 2000. The Company's planned slowdown of the introduction of new sites also resulted in lower revenue from new site implementations, which in turn accounted for 0.2% of the revenue decline. The slowdown of the introduction of new sites and the closing of terminated sites impacted the Company's ability to achieve historic levels of revenue and growth during 2002. Additionally, 0.4% of the decrease is attributable to lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT. During the years ended December 31, 2001 and 2000, three In-Plant Store customers, in the aggregate, comprised approximately 43.8% and 28.1% of the Company's revenues. Kraft represented approximately 26.9% and 15.5% of revenues for the years ended December 31, 2001 and 2000. El Paso Corporation represented approximately 11.4% of revenues for the year ended December 31, 2001, but less than 10% for the year ended December 31, 2000.

        Cost of materials as a percentage of revenues increased slightly to 82.0% for the year ended December 31, 2001 from 81.9% in 2000. Lower data management service revenues as a result of the first quarter 2000 sale of INTERMAT accounted for an increase of approximately 0.4% of revenues because there are no material costs associated with data management services. Approximately 0.2% of the increase related to the slowdown in implementation of new In-Plant Store sites and the associated decline in implementation revenues, which have no material costs. Higher costs in the Company's Mexico In-Plant Store sites, resulted in an increase of approximately 0.3% of revenues. The higher Mexico costs include a charge of 0.1% for a site closing in connection with the bankruptcy of a customer's U.S. parent company. A decrease of approximately 0.6% was due to significant charges recorded during the year ended December 31, 2000, primarily related to the termination of certain In-Plant Store sites. The remaining consolidated percentage decrease reflects improvements in the Company's overall profit margins for the year ended December 31, 2001 as compared to 2000, through certain site closings and less high volume/low margin sales of inventory at terminated sites. During 2001, the Company was also able to reduce certain liabilities to amounts more favorable than originally recorded, however the favorable impact on cost of materials was offset by increased taxes on its materials and other costs related to performance under its contracts.

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

        Other operating expenses as a percentage of revenues increased to 3.0% for the year ended December 31, 2001 from 2.9% in 2000. The increase reflects higher temporary labor and travel costs related to site closures and service improvement projects and higher costs for the In-Site system, including amortization of capitalized costs and telecommunications network costs. The increase was partially offset by the decline in data management service revenues. Other operating expenses associated with data management services were historically higher as a percentage of revenues than those associated with In-Plant Store operations.

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

        During the third quarter 2000, the Company recorded non-recurring charges of $3,098,000 or 0.9% of revenues. The Company's former Chief Executive Officer resigned and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. The Company also recorded a charge of $1,584,000 related to the write-off of certain impaired assets. The charge to operations reflected the write-off of the net book value of these assets, which were no longer used and which provided no future benefit to the Company.

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

        Net cash provided by operating activities was $40,643,000 for the year ended December 31, 2002 compared to net cash provided of $17,102,000 in 2001. During 2002, the Company received $26.2 million from the one-time sale of inventory to Kraft in connection with the termination of the Kraft services agreement. The Company completed the transition of all storerooms to Kraft during 2002 and reduced Kraft accounts receivable by $12.2 million during the year. Also during 2002, the Company received federal income tax refunds of $4.1 million related to the filing of its year end 2000 and 2001 income tax returns. The remaining change in cash provided was primarily due to increased cash generated from the Company's operations and accounts receivable collections offset by reduction of amounts due to suppliers. As of December 31, 2002, accounts receivable, net on the consolidated balance sheet included outstanding balances of approximately $3,000,000 with several terminated accounts with which the Company is involved in litigation. Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

        Net cash used in investing activities was $145,000 for the year ended December 31, 2002 compared to net cash used of $2,056,000 in 2001. Expenditures for computer systems and related equipment were significantly lower in 2002 than in 2001.

        Net cash used in financing activities was $490,000 for the year ended December 31, 2002 compared to net cash used of $13,301,000 in 2001. During the year ended December 31, 2002, the Company repurchased 42,400 shares of its common stock under a stock repurchase program. During the year ended December 31, 2001, the Company used cash provided by operating activities to repay borrowings under the credit facility. There were no borrowings under the credit facility during 2002.

        At December 31, 2002, the Company had $43.6 million of cash and cash equivalents. The Company is currently evaluating strategic alternatives for the use of its cash balances. The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Inflation

        The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company's current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

Seasonality

        The Company does not believe that its business is seasonal in nature.

Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective for variable interest entities created after January 31, 2003. At December 31, 2002, the Company had no investments in variable interest entities.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, by requiring prominent disclosures in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Since the Company intends to continue using the intrinsic value approach, prescribed under Accounting Principles Board Opinion No. 25, for measuring stock-based employee compensation, it has adopted the required disclosure provisions of SFAS 148 for the year ended December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002 and immediately for the related disclosure requirements. At December 31, 2002, the Company had not issued any guarantees in respect of the performance of third parties.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002 because a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. SFAS 146 is effective for fiscal years beginning after December 31, 2002. The Company believes that adoption of SFAS 146 will have no material effect on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The Company's exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. If market interest rates were to increase by 10% from rates as of December 31, 2002, the effect would not be material to the Company.

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

Index to Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Strategic Distribution, Inc.:

        We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2 and 5 of the Notes to Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

KPMG LLP

Philadelphia, Pennsylvania
February 28, 2003

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$43,622	$3,614
Accounts receivable, net	22,298	39,794
Current portion of notes receivable	—	1,955
Recoverable income taxes	—	4,700
Inventories	20,321	44,113
Prepaid expenses and other current assets	384	533
Deferred income taxes	—	2,568

Total current assets	86,625	97,277
Office fixtures and equipment, net	5,018	11,470
Intangible assets, net	—	1,939
Deferred income taxes	827	—
Other assets	400	627

Total assets	$92,870	$111,313

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$26,571	$36,451
Net liabilities of discontinued operations	—	2,087

Total current liabilities	26,571	38,538
Deferred income taxes	—	2,568

Total liabilities	26,571	41,106
Stockholders' equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; issued and outstanding: 3,138,258 and 3,138,258 shares	314	314
Additional paid-in capital	98,008	98,008
Accumulated deficit	(29,157)	(25,739)
Notes receivable from shareholders	(1,303)	(1,303)
Treasury stock, at cost (91,900 and 49,500 shares)	(1,563)	(1,073)

Total stockholders' equity	66,299	70,207

Total liabilities and stockholders' equity	$92,870	$111,313

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share data)

	Years Ended December 31,
	2002	2001	2000
Revenues	$253,583	$319,619	$355,503
Costs and expenses:
Cost of materials	205,274	262,167	291,233
Operating wages and benefits	18,466	26,102	27,733
Other operating expenses	6,537	9,605	10,433
Selling, general and administrative expenses	20,558	34,522	33,991
Severance and asset impairment expenses	4,500	—	3,098

Total costs and expenses	255,335	332,396	366,488

Operating loss	(1,752)	(12,777)	(10,985)
Gain on sale of subsidiary	—	—	43,185
Interest income (expense):
Interest expense	—	(402)	(1,188)
Interest income	437	54	329

Interest income (expense), net	437	(348)	(859)

Income (loss) from continuing operations before income taxes	(1,315)	(13,125)	31,341
Income tax expense	(164)	—	(12,789)

Income (loss) from continuing operations	(1,479)	(13,125)	18,552
Loss from discontinued operations, net of tax	—	—	(650)

Income (loss) before cumulative effect of accounting change	(1,479)	(13,125)	17,902
Cumulative effect of accounting change	(1,939)	—	—

Net income (loss)	$(3,418)	$(13,125)	$17,902

Net income (loss) per common share—basic and diluted:
Income (loss) from continuing operations	$(0.48)	$(4.25)	$6.00
Loss from discontinued operations	—	—	(0.21)
Cumulative effect of accounting change	(0.63)	—	—

Net income (loss)	$(1.11)	$(4.25)	$5.79

Weighted average number of shares of common stock outstanding:
Basic	3,084,964	3,088,896	3,093,123

Diluted	3,084,964	3,088,896	3,096,142

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Notes Receivable	Treasury Stock
Balance at December 31, 1999	$314	$98,008	$(30,516)	$(1,374)	$(869)
Net income	—	—	17,902	—	—
Repurchase of 8,000 shares	—	—	—	71	(179)

Balance at December 31, 2000	314	98,008	(12,614)	(1,303)	(1,048)
Net loss	—	—	(13,125)	—	—
Repurchase of 2,700 shares	—	—	—	—	(25)
Issuance of 237 shares in reverse stock split	—	—	—	—	—

Balance at December 31, 2001	314	98,008	(25,739)	(1,303)	(1,073)
Net loss	—	—	(3,418)	—	—
Repurchase of 42,400 shares	—	—	—	—	(490)

Balance at December 31, 2002	$314	$98,008	$(29,157)	$(1,303)	$(1,563)

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(3,418)	$(13,125)	$17,902
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,845	4,289	4,232
Severance and asset impairment	3,800	—	3,098
Gain on sale of subsidiary	—	—	(43,185)
Deferred income taxes	164	3,906	6,529
Cumulative effect of accounting change	1,939	—	—
Changes in operating assets and liabilities
Accounts receivable	17,496	28,351	(17,076)
Recoverable income taxes	4,115	(4,700)	—
Inventories	23,792	11,215	(8,870)
Accounts payable and accrued expenses	(10,286)	(12,666)	8,000
Other, net	196	(168)	801

Net cash provided by (used in) operating activities	40,643	17,102	(28,569)

Cash flows from investing activities:
Proceeds from sale of business, net	—	—	50,356
Additions of property and equipment	(145)	(2,056)	(3,246)

Net cash provided by (used in) investing activities	(145)	(2,056)	47,110

Cash flows from financing activities:
Repurchase of common stock	(490)	(25)	(108)
Repayment of notes payable	—	(13,250)	(16,650)
Repayment of long-term debt	—	(26)	(1,422)

Net cash used in financing activities	(490)	(13,301)	(18,180)

Increase in cash and cash equivalents	40,008	1,745	361
Cash and cash equivalents, beginning of the year	3,614	1,869	1,508

Cash and cash equivalents, end of the year	$43,622	$3,614	$1,869

Supplemental cash flow information:
Taxes paid	$90	$1,783	$4,861
Interest paid	9	509	1,464

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business

        Strategic Distribution, Inc. and subsidiaries (the "Company") provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial and institutional customers, primarily through its In-Plant Store® program. The Company became a provider of the In-Plant Store program in 1994 and conducts its U.S. operations primarily through a wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA").

        The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively "Mexico"). Mexico's operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

        On March 2, 2000, the Company completed the sale of all of the outstanding capital stock of its INTERMAT, Inc. subsidiary ("INTERMAT") (see Note 9). INTERMAT provided data management services and developed and supplied software for MRO inventory cataloging.

        Effective May 17, 2001, the Company's shareholders approved a one-for-ten reverse split of its common stock (the "Reverse Split"). The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares. The effect of the Reverse Split has been retroactively reflected as of January 1, 2000 in the consolidated financial statements. All references to number of shares issued, per share amounts and stock option data have been restated to reflect the effect of the Reverse Split for the periods presented.

(2) Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

        The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories and income tax assets, and the assessment of litigation and other contingencies. The Company's ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes. The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles, to record assets at estimated net realizable values and to record probable contingent liabilities. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2002, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements.

  Cash Equivalents and Short-Term Investments

        All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents. At December 31, 2002 and 2001, the Company had investments in cash equivalents of approximately $43,200,000 and $2,600,000.

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

Office equipment and software	3 to 5 years
Leasehold improvements	3 to 5 years
Transportation equipment	5 years

  Intangible Assets

        Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the Company's goodwill exceeds its estimated fair value. (See Note 5, Intangible Assets).

  Impairment of Long-Lived Assets

        Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") requires that long-lived assets, such as office fixtures and equipment and purchased intangibles subject to amortization, be tested for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. (See Note 8, Contract Termination).

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

  Stock-Based Compensation

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure". The Company measures compensation under its stock option plans using the intrinsic value approach prescribed under Accounting Principles Board Opinion No. 25.

        The following table illustrates the effect on net income (loss) of each period if the fair value based method of determining stock-based employee compensation under SFAS 123 had been applied to all outstanding awards.

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income (loss)—as reported	$(3,418)	$(13,125)	$17,902
Less stock-based employee compensation expense determined under the fair value method, net of tax	(164)	(271)	(514)

Net income (loss)—pro forma	$(3,582)	$(13,396)	$17,388

Net income (loss) per share (basic and diluted)— as reported	$(1.11)	$(4.25)	$5.79

Net income (loss) per share (basic and diluted)— pro forma	$(1.16)	$(4.34)	$5.62

  Comprehensive Income

        For the years ended December 31, 2002, 2001 and 2000, the Company's comprehensive income (loss) equals the amounts of net income (loss) reported in the Consolidated Statements of Operations.

(3) Accounts Receivable

        Accounts receivable is stated net of an allowance for doubtful accounts of $3,750,000 and $9,300,000 at December 31, 2002 and 2001. For the years ended December 31, 2002, 2001 and 2000, charge-offs against the allowance amounted to $7,297,000, $1,482,000 and $1,175,000. As of December 31, 2002, accounts receivable included outstanding balances of approximately $3,000,000 with several terminated accounts with which the Company is involved in litigation.

(4) Office Fixtures and Equipment

	December 31,
	2002	2001
	(in thousands)
Office equipment and software	$6,286	$18,263
Leasehold improvements	78	257
Transportation equipment	23	23

	6,387	18,543
Less: Accumulated depreciation and amortization	(1,369)	(7,073)

	$5,018	$11,470

        For the years ended December 31, 2002, 2001 and 2000, depreciation and amortization expense amounted to $2,797,000, $4,029,000 and $3,771,000.

        During the year ended December 31, 2002, the Company recorded a charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of SFAS 144 (see Note 8, Contract Termination).

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

(5) Intangible Assets

	December 31,
	2002	2001
	(in thousands)
Goodwill	$—	$2,894
Less: Accumulated amortization	—	(955)

	$—	$1,939

        During the year ended December 31, 2002, the Company adopted SFAS 142 and recorded a one-time, noncash charge of $1,939,000 to write-off the carrying value of its goodwill as of January 1, 2002. The fair value used in determining the amount of impairment was estimated based on quoted market prices for the Company's common stock. This charge is non-recurring in nature and is reflected as "cumulative effect of accounting change" in the accompanying consolidated statements of operations. For the years ended December 31, 2001 and 2000, amortization of intangible assets amounted to $116,000 ($0.04 per share—basic and diluted) and $271,000 ($0.08 per share—basic and diluted).

(6) Accounts Payable and Accrued Expenses

	December 31,
	2002	2001
	(in thousands)
Accounts payable	$16,999	$27,774
Cash overdraft	2,090	—
Payroll and related expenses	2,383	2,106
Other accrued expenses	5,099	6,571

	$26,571	$36,451

(7) Long-Term Debt

        The Company's revolving Loan and Security Agreement (the "credit facility"), which provided maximum borrowings of $50,000,000, expired on May 8, 2002. At December 31, 2002, the Company had $43.6 million of cash and cash equivalents to support its operations and had no long-term debt outstanding.

(8) Contract Termination

        During 2001 and early 2002, the Company and its largest customer, Kraft Foods North America, Inc. ("Kraft") discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. The Company's Kraft revenues for the years ended December 31, 2002, 2001 and 2000 were $77.0 million ($50.8 million excluding the Kraft inventory sale), $86.1 million and $56.0 million. Accounts receivable related to the Kraft supply agreement were collected at December 31, 2002.

        During the second quarter of 2002, the Company and Kraft finalized a transition plan, provided the affected workforce with information concerning employment opportunities with either the Company or Kraft and provided severance benefits to those employees whose positions were being eliminated in the workforce reduction. In connection therewith, the Company recorded severance expense of $700,000 during the second quarter of 2002, which was paid prior to December 31, 2002.

        During the second quarter of 2002, the Company recorded a charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of SFAS 144. The Company provides its MRO procurement, handling and data management services through the In-Plant Store® program utilizing the In-Site® operating system, the Company's proprietary information system. The Company's primary investment in long-lived assets is in the In-Site technology, including supporting equipment or systems such as personal computers and network communications. As a result of the termination of the Kraft services agreement, the Company evaluated, in accordance with SFAS 144, the recoverability of its computer technology over its expected useful life and determined that the value was impaired from the expected underutilization. The Company measured the fair value of the long-lived assets in accordance with SFAS 144 and determined the amount of impairment to be $3,800,000, including $200,000 related to personal computers removed from use and sold or disposed. The Company used an expected present value method with multiple cash flow scenarios and a risk free interest rate as the basis for measuring the fair value of the assets.

(9) Sale of Subsidiary

        On March 2, 2000, the Company completed the sale of INTERMAT for $55,000,000 in cash. The Company realized a gain on sale of subsidiary of $43,185,000, or approximately $26,544,000 after tax, on the transaction.

(10) Discontinued Operations

        During the year ended December 31, 2002, the Company received $100,000 in settlement of issues related to a requirement, arising from a 1997 sale of a business, to repurchase certain inventory and the collection of a defaulted promissory note due from the buyer. No net gain or loss was realized in the transaction.

(11) Retirement Plan

        The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $260,000, $400,000 and $240,000 for the years ended December 31, 2002, 2001 and 2000.

(12) Income Taxes

        Income tax benefit (expense) from continuing operations is as follows:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$—	$4,118	$(4,000)
State	—	—	(1,600)
Foreign	—	—	(310)

	—	4,118	(5,910)

Deferred:
Federal	—	(4,118)	(6,445)
State	—	—	(434)
Foreign	(164)	—	—

	(164)	(4,118)	(6,879)

	$(164)	$—	$(12,789)

        A reconciliation of the expected Federal income tax benefit (expense) from continuing operations at the statutory rate (34% in 2002 and 2001 and 35% in 2000) to the Company's income tax expense follows:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Expected tax benefit (expense)	$1,106	$4,462	$(10,979)
(Increase) decrease in tax expense resulting from:
Valuation allowance	(512)	(4,356)	—
Nondeductible goodwill	(659)	(39)	(40)
State taxes, net	—	—	(1,470)
Other, net	(99)	(67)	(300)

	$(164)	$—	$(12,789)

        The components of the net deferred tax asset were as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards (expiring primarily in 2022)	$377	$1,025
Alternative minimum tax carryforwards	827	—
Accounts receivable allowance	3,112	3,024
Inventories	635	636
Accrued expenses	1,596	1,399
Reserve for disposal of discontinued operations	—	788
Other	52	52
Valuation allowance	(4,868)	(4,356)

Total deferred tax asset	1,731	2,568
Deferred tax liabilities:
Property and equipment	(904)	(2,568)

Net deferred tax asset	$827	$—

        At December 31, 2002 and 2001, a valuation allowance was established to reduce deferred tax assets to amounts deemed more likely than not to be realizable. The net change in the valuation allowance was an increase of $512,000 and $4,356,000 for the years ended December 31, 2002 and 2001.

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

        At December 31, 2002, the Company had 7% promissory notes receivable amounting to $1,303,000, related to the sale of 51,500 shares of common stock pursuant to Stock Purchase Agreements with three former executives. The non-recourse notes, plus accrued interest thereon, are due in 2003 and are collateralized by the common stock sold. Notes receivable amounting to $71,000, plus accrued interest, were repaid during 2000 in connection with the repurchase of 8,000 shares of common stock from a former executive.

        During 2001, the Company repurchased 2,700 shares of common stock at a weighted average price of $9.46 per share under a one year repurchase program that expired in February 2002.

        During 2002, the Company repurchased 42,400 shares of common stock at a weighted average price of $11.55 per share under a one year repurchase program that expires in June 2003.

(14) Net Income (Loss) Per Share

        Net loss per common share—basic and diluted are equal for the years ended December 31, 2002 and 2001, because the effect of the assumed issuance of potential shares of common stock is antidilutive. For the year ended December 31, 2000, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 3,019 shares under the treasury stock method. As of December 31, 2002, 2001 and 2000, there were stock options outstanding for 93,101, 130,516 and 170,959 shares of common stock.

(15) Employment Contract Settlement

        During the year ended December 31, 2000, the Company's former Chief Executive Officer resigned and the Company recorded a charge of $1,514,000 related to settlement of his employment contract. The charge reflects the terms of an agreement, under which the Company is obligated to pay salary continuation and benefits through May 1, 2003.

(16) Stock Compensation Plans

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

        The following table summarizes the option information for options granted under the ISO Plans:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 1999	235,992	$38.56
Options granted during 2000	48,528	$24.71
Options canceled or expired	(137,561)	$36.55

Options outstanding, December 31, 2000	146,959	$35.85
Options granted during 2001	50,895	$10.70
Options canceled or expired	(80,938)	$35.76

Options outstanding, December 31, 2001	116,916	$24.96
Options canceled or expired	(38,215)	$25.64

Options outstanding, December 31, 2002	78,701	$24.64

Options exercisable	43,021	$34.18

        The Company has a Non-Employee Director Stock Plan (the "Director Plan") under which the Board is authorized to grant options to purchase up to 27,500 shares of common stock. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. The following table summarizes the option information for options granted under the Director Plan:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 1999	11,600	$40.18
Options granted during 2000	3,200	$4.40
Options granted during 2001	3,200	$6.19
Options canceled or expired during 2001	(4,400)	$58.98
Options granted during 2002	3,200	$12.70
Options canceled or expired during 2002	(2,400)	$45.00

Options outstanding, December 31, 2002	14,400	$12.02

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

        The following table summarizes information about stock options outstanding under all plans at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$4.40 - $20.00	58,235	6.8	$10.65	27,810	$10.82
$20.01 - $40.00	19,178	5.4	$27.43	14,223	$27.76
$40.01 - $60.00	9,188	4.8	$56.31	8,888	$56.20
$60.01 - $80.00	6,500	3.3	$69.02	6,500	$69.02

	93,101	6.0	$22.69	57,421	$28.63

        The weighted average fair value of options granted for the years ended December 31, 2002, 2001 and 2000 was $12.70, $10.44 and $23.46.

        The fair value based employee compensation of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2002	2001	2000
Expected life (years)	5.00	6.38	6.27
Interest rate	3.03%	4.99%	6.39%
Volatility	86.06%	88.28%	87.48%
Dividend yield	0.00%	0.00%	0.00%

        Options to purchase an aggregate of 103,671 shares of common stock at a price of $58.20 per share, issued in connection with a 1995 acquisition, expired in May 2000.

(17) Commitments and Contingencies

        The Company leases real estate, equipment and vehicles for initial terms of three to five years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 2002 are as follows (in thousands):

2003	$680
2004	$432

        Rental expense for the years ended December 31, 2002, 2001 and 2000, was approximately $1,055,000, $1,076,000 and $1,111,000.

        The Company is currently involved in certain legal proceedings, including collection matters with several terminated accounts. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its future consolidated financial position or results of operations.

(18) Segment Information

        The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for its customers.

        During the years ended December 31, 2002, 2001 and 2000, the Company had revenues of $25,086,000, $24,865,000 and $25,133,000 from customers in Mexico. As of December 31, 2002 and 2001, less than 1% of the Company's long-lived assets were located outside of the United States.

        Kraft comprised approximately 30.4%, 26.9% and 15.7% of the Company's revenues during the years ended December 31, 2002, 2001 and 2000. The Company's second largest customer, El Paso Corporation, comprised approximately 13.7%, 11.4% and 6.0% of the Company's revenues during the years ended December 31, 2002, 2001 and 2000. No other customer exceeded 10% during the years ended December 31, 2002, 2001 and 2000.

(19) Quarterly Data (in thousands, except per share data)—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2002(a,b,c,d,e,f)
Revenues	$72,392	$92,582	$47,739	$40,870	$253,583

Operating income (loss)	$392	$(2,412)	$477	$(209)	$(1,752)

Net income (loss)	$(1,670)	$(2,248)	$605	$(105)	$(3,418)

Net income (loss) per common share	$(0.54)	$(0.73)	$0.20	$(0.03)	$(1.11)

2001(g,h)
Revenues	$85,051	$81,790	$81,429	$71,349	$319,619

Operating loss	$(2,634)	$(1,648)	$(1,812)	$(6,683)	$(12,777)

Net loss	$(1,921)	$(1,139)	$(3,382)	$(6,683)	$(13,125)

Net loss per common share	$(0.62)	$(0.37)	$(1.09)	$(2.16)	$(4.25)

(a)
The second quarter of 2002 includes $26.2 million of revenues and $1.7 million of operating income related to the sale of inventory to Kraft in connection with termination of the Kraft contract. Revenue declines in the third and fourth quarter of 2002 include the effect of the transition of storerooms to Kraft.

(b)
The first quarter of 2002 includes a charge of $1,939,000 for the adoption of SFAS 142 and the associated write-off of goodwill reported as cumulative effect of accounting change.

(c)
The second quarter of 2002 includes a charge of $3,800,000 for the write-down of certain fixed assets in accordance with SFAS 144 related to termination of the Kraft contract.

(d)
The second quarter of 2002 includes severance expense of $700,000 related to termination of the Kraft contract.

(e)
The third quarter of 2002 includes revenues of $900,000 related to an increase in the estimated recoverable value of accounts receivable and inventories in connection with the termination of services agreements.

(f)
The fourth quarter of 2002 includes a cost reduction of $300,000 from an insurance recovery.

(g)
The third and fourth quarters of 2001 include charges of $800,000 and $4,500,000, respectively, related to the bankruptcies of two large In-Plant Store customers.

(h)
The third quarter of 2001 includes income tax expense of $1,571,000 to record a valuation allowance on net tax assets. For the year ended December 31, 2001, there was no income tax benefit or expense.

(20) Related Party Transactions

        During the year ended December 31, 2001, one In-Plant Store customer filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2001, the Company wrote off uncollectible prepetition receivables of $965,000 from this customer. In connection therewith, the Company recorded a charge of $800,000 during the third quarter of 2001 in addition to amounts previously provided. The Company's Chairman of the Board and two directors also served as Chairman of the Board and directors, respectively, on the customer's board of directors.

        During 2000, the Company entered into an agreement with a company of which the Company's Chairman of the Board is the sole owner and one director is an officer. Under the agreement the Company received consulting and other services at fees of $109,000 and investment transaction services in connection with the sale of INTERMAT at fees amounting to $189,000. The agreement in effect at December 31, 2000 extended to May 31, 2001, however, monthly service fees of $12,500 were fully offset by investment transaction fees paid in 2000, resulting in no fee payments in 2001.

SCHEDULE II

STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2002, 2001 and 2000

(in thousands)

	Balance at Beg. of Period	Charged to Costs and Expenses	Deductions		Transfers		Balance at End of Period
Year Ended December 31, 2002:
Allowance for doubtful accounts	$9,300	$1,122	$(7,297	)(a)	$625	(c)	$3,750
Inventory allowance	1,150	640			(625	)(c)	1,165
Contract performance accrual	1,840	650	(1,179	)(b)			1,311
Year Ended December 31, 2001:
Allowance for doubtful accounts	$2,800	$7,657	$(1,482	)(a)	$325	(c)	$9,300
Inventory allowance	790	685			(325	)(c)	1,150
Contract performance accrual	1,517	616	(293	)(b)			1,840
Year Ended December 31, 2000:
Allowance for doubtful accounts	$900	$3,075	$(1,175	)(a)			$2,800
Inventory allowance	282	508					790
Contract performance accrual	621	1,519	(623	)(b)			1,517

(a)
Charge-off of uncollectible accounts.

(b)
Payments or credits to customers.

(c)
Inventory subject to the allowance was billed to customers and the related allowance was reclassified.

PART III

Item 10. Directors and Executive Officers of the Company

        The information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2002 (the "Proxy Statement"), under the captions "Election of Directors", "Identification of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

Item 14. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act") as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Controls

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

3.1	Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of the Company filed May 16, 2001 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
3.3	Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
10.1	Form of Strategic Distribution, Inc. Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
10.2	Form of Strategic Distribution, Inc. Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
10.3	Form of Amended and Restated Strategic Distribution, Inc. 1996 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
10.4	Asset Purchase Agreement among Strategic Supply, Inc., Coulson Technologies, Inc. and Strategic Distribution, Inc., DXP Acquisition, Inc. and DXP Enterprises, Inc. dated May 27, 1997 (incorporated by reference to Exhibit 2.1 of the Company's June 2, 1997 Current Report on Form 8-K).	—
10.5	Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, BankAmerica Business Credit, Inc. as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).	—
10.6	Executive Employment Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June 30, 1997 Form 10-Q"))	—

10.7	Employment letter, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.8	Stock Purchase Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.9	Amendment to Stock Purchase Agreement, dated as of May 5, 1997, amending the Stock Purchase Agreement dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.10	Amended Loan and Pledge Agreement, dated as of May 5, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.11	Secured Non-Recourse Promissory Note, dated May 20, 1997, made by John M. Sergey in favor of Strategic Distribution, Inc. (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.12	Amendment to Executive Employment Agreement dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 31, 1999 Form 10-Q")).	—
10.13	Amended and Restated Loan and Pledge Agreement, dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the March 31, 1999 Form 10-Q).	—
10.14	Amended and Restated Non-Recourse Promissory Note, dated as of March 11, 1999, made by John M. Sergey in favor of the Company (incorporated by reference to the March 31, 1999 Form 10-Q).	—
10.15	Form of Strategic Distribution, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the "June 30, 1999 Form 10-Q") ).	—
10.16	Stock Purchase Agreement between Strategic Distribution, Inc. and Project Software & Development, Inc., dated as of January 11, 2000 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2000 (the "March 17, 2000 Form 8-K")).	—
10.17	Amendment No. 1, dated as of February 29, 2000 to Stock Purchase Agreement between Strategic Distribution, Inc. and Project Software & Development, Inc., dated as of January 11, 2000 (incorporated by reference to Exhibit 2.2 of the Company's March 17, 2000 Form 8-K).	—
10.18
	Consent and Release, dated February 29, 2000, by and among Bank of America, N.A., Mellon Bank, N.A., Industrial Systems Associates, Inc. and INTERMAT, Inc., relating to the Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (the "March 31, 2000 Form 10-Q")).	—

10.19
	Waiver and Amendment No. 1 to Loan and Security Agreement, dated March 2, 2000, by and among Bank of America, N.A., Mellon Bank, N.A., Industrial Systems Associates, Inc. and INTERMAT, Inc., amending the Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to the March 31, 2000 Form 10-Q).	—
10.20	First Amended and Restated Loan and Security Agreement, dated April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (the "June 30, 2000 Form 10-Q")).	—
10.21
	Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated July 21, 2000, by and among Bank of America, N.A., Mellon Bank, N.A. and Industrial Systems Associates, Inc., amending the First Amended and Restated Loan and Security Agreement, dated as of April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower (incorporated by reference to the June 30, 2000 Form 10-Q).	—
21.	List of Subsidiaries of the Company	*
23.	Consent of KPMG LLP	*
99.1	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.2	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
(b)
REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K dated January 15, 2003. Pursuant to Item 5 of Form 8-K, the Company announced the resignation of its President and Chief Executive Officer, Ronald Whitaker, and the appointment of three senior executives to the Office of the Chairman to manage the daily operation of the business.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2003.

STRATEGIC DISTRIBUTION, INC.
By:	/s/ DONALD C. WOODRING Donald C. Woodring President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

/s/ DONALD C. WOODRING Donald C. Woodring	President and Chief Executive Officer March 27, 2003
/s/ MICHAEL F. BONNER Micahel F. Bonner	Vice President and Chief Financial Officer (principal financial officer) March 27, 2003
/s/ DAVID L. COURTRIGHT David L. Courtright	Chief Accounting Officer and Controller (principal accounting officer) March 27, 2003
/s/ WILLIAM R. BERKLEY William R. Berkley	Chairman of the Board and Director March 27, 2003
/s/ WILLIAM R. BERKLEY, JR William R. Berkley, Jr	Director March 27, 2003
/s/ ANDREW M. BURSKY Andrew M. Bursky	Director March 27, 2003
/s/ CATHERINE JAMES PAGLIA Catherine James Paglia	Director March 27, 2003
/s/ ROBERT D. NEARY Robert D. Neary	Director March 27, 2003
/s/ JACK H. NUSBAUM Jack H. Nusbaum	Director March 27, 2003

/s/ JOSHUA A. POLAN Joshua A. Polan	Director March 27, 2003
/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director March 27, 2003
/s/ RONALD C. WHITAKER Ronald C. Whitaker	Director March 27, 2003

CERTIFICATIONS

        I, Donald C. Woodring, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of Strategic Distribution, Inc.;

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Strategic Distribution, Inc. and Subsidiaries as of, and for, the periods presented in this Annual Report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

        c)    presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ DONALD C. WOODRING Donald C. Woodring, President and Chief Executive Officer

CERTIFICATIONS

        I, Michael F. Bonner, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of Strategic Distribution, Inc.;

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Strategic Distribution, Inc. and Subsidiaries as of, and for, the periods presented in this Annual Report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

        c)    presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

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
3.3
Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.1
Form of Strategic Distribution, Inc. Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.2	Form of Strategic Distribution, Inc. Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
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

QuickLinks

PART I
PART II
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Index to Financial Statements
INDEPENDENT AUDITORS' REPORT
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
STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES Valuation and Qualifying Accounts Years ended December 31, 2002, 2001 and 2000 (in thousands)
PART III
PART IV
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX