Form 10-Q
period 2003-03-31
STRATEGIC DISTRIBUTION INC
filed 2003-05-09
CIK 73822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of Common Shares outstanding at May 5, 2003: 3,032,958

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,396	$43,622
Accounts receivable, net	20,557	22,298
Inventories	19,108	20,321
Prepaid expenses and other current assets	686	384
Total current assets	86,747	86,625

Office fixtures and equipment, net	4,602	5,018
Deferred income taxes	657	827
Other assets	405	400
Total assets	$92,411	$92,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,176	$26,571
Total current liabilities	26,176	26,571

Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,134,258 issued and 3,032,958 outstanding at March 31, 2003; 3,138,258 issued and 3,046,358 outstanding at December 31, 2002	313	314
Additional paid-in capital	97,908	98,008
Accumulated deficit	(29,102)	(29,157)
Notes receivable from shareholders	(1,202)	(1,303)
Treasury stock, at cost (101,300 and 91,900 shares)	(1,682)	(1,563)
Total stockholders’ equity	66,235	66,299
Total liabilities and stockholders’ equity	$92,411	$92,870

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2003	2002
Revenues	$40,696	$72,392
Cost and expenses:
Cost of materials	32,113	58,448
Operating wages and benefits	3,398	5,705
Other operating expenses	1,015	1,999
Selling, general and administrative expenses	4,033	5,848
Total costs and expenses	40,559	72,000
Operating income	137	392
Interest income	143	16
Income before income taxes and cumulative effect of accounting change	280	408
Income tax expense	(225)	(139)
Income from operations before cumulative effect of accounting change	55	269
Cumulative effect of accounting change	—	(1,939)
Net income (loss)	$55	$(1,670)

Net income (loss) per common share - basic and diluted:
Income from operations	$0.02	$0.09
Cumulative effect of accounting change	—	(0.63)
Net income (loss)	$0.02	$(0.54)

Weighted average number of shares of common stock outstanding:
Basic	3,037,779	3,088,758
Diluted	3,048,307	3,088,758

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$55	$(1,670)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	434	918
Deferred income taxes	225	139
Cumulative effect of accounting change	—	1,939

Changes in operating assets and liabilities:
Accounts receivable	1,741	(666)
Recoverable income taxes	—	3,297
Inventories	1,213	346
Accounts payable and accrued expenses	(450)	3,863
Other, net	(307)	(170)
Net cash provided by operating activities	2,911	7,996

Cash flows from investing activities:
Additions of office fixtures and equipment	(18)	(28)
Net cash used in investing activities	(18)	(28)

Cash flows from financing activities:
Repurchase of common stock	(119)	—
Net cash used in financing activities	(119)	—
Increase in cash and cash equivalents	2,774	7,968
Cash and cash equivalents, beginning of the period	43,622	3,614
Cash and cash equivalents, end of the period	$46,396	$11,582

Supplemental cash flow information:
Taxes paid	$62	$71
Interest paid	$—	$9

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.                    The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with the instructions of Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 and 2002 have been included.  The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.                    During 2001 and early 2002, the Company and Kraft Foods North America, Inc. (“Kraft”) discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003.  During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs.  The Company provided inventory procurement and management services to Kraft during the transition.  There were no Kraft revenues for the three months ended March 31, 2003.  The Company’s Kraft revenues for the three months ended March 31, 2002 were $23.2 million.

3.                    Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the Company’s goodwill exceeds its estimated fair value.  During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, noncash charge of $1,939,000 to write-off the carrying value of its goodwill as of January 1, 2002.  The fair value used in determining the amount of impairment was estimated based on quoted market prices for the Company’s common stock.  This charge is non-recurring in nature and is reflected as “cumulative effect of accounting change” in the accompanying consolidated statements of operations.

4.                    At March 31, 2003 and December 31, 2002, the Company had investments of approximately $45,700,000 and $43,200,000 in cash equivalents.  All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents.  The Company’s investment policy limits investments to highly rated and highly liquid instruments of U.S. banks, the U.S. government or government agencies, and commercial money market funds.

5.                    Accounts receivable is stated net of an allowance for doubtful accounts of $3,578,000 and $3,750,000 at March 31, 2003 and December 31, 2002.

6.                    The Company’s revolving Loan and Security Agreement, which provided maximum borrowings of $50,000,000, expired on May 8, 2002.  At March 31, 2003, the Company had $46.4 million of cash and cash equivalents to support its operations and had no long-term debt outstanding.

7.                    Net loss per common share - basic and diluted are equal for the three months ended March 31, 2002, because the effect of the assumed issuance of potential shares of common stock is antidilutive.  For the three months ended March 31, 2003, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 10,528 shares under the treasury stock method.  Options to purchase approximately 50,000 shares at prices ranging from $14.40 to $69.40 per share were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options’ exercise prices for substantially all of the three consecutive months ending on March 31, 2003.  As of March 31, 2003 and 2002, there were stock options outstanding for approximately 82,000 and 131,000 common shares.

8.                    The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for large industrial customers.

9.                    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”.  The Company measures compensation under its stock option plans using the intrinsic value approach prescribed under Accounting Principles Board Opinion No. 25.

The following table illustrates the effect on net income (loss) of each period if the fair value based method of determining stock-based employee compensation under SFAS 123 had been applied to all outstanding awards.

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net income (loss) - as reported	$55	$(1,670)
Less stock-based employee compensation expense determined under the fair value method, net of tax	(17)	(41)
Net income (loss) - pro forma	$38	$(1,711)
Net income (loss) per share (basic and diluted) - as reported	$0.02	$(0.54)
Net income (loss) per share (basic and diluted) - pro forma	$0.01	$(0.55)

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Certain statements in this Form 10-Q constitute forward-looking statements which involve risks and uncertainties.  The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company’s ability to obtain new customers and manage growth, the Company’s ability to enforce provisions of its contracts, termination of contracts, competition in the Company’s business, the Company’s dependence on key personnel and the effects of recession on the Company and its customers.  In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company’s customers.

The Company provides proprietary maintenance, repair and operating (“MRO”) supply procurement, handling and data management solutions to industrial sites, through its In-Plant Store® program.

Many of the Company’s customers continue to experience business downturns in the current economic environment.  Two such customers filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code during the year ended December 31, 2002.  The Company is monitoring the financial condition of El Paso Corporation (“EPC”), which had its debt ratings downgraded in November 2002.  EPC has undertaken a plan to improve its liquidity through asset sales and debt refinancing.  Accounts receivable related to the EPC services agreements were approximately $2.1 million at March 31, 2003.  An economic downturn that negatively affects the Company’s customers also impacts the Company’s revenues and earnings, and its ability to effectively implement improvements in the In-Plant Store program.  The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate.  There can be no assurance, however, that the Company will not experience further reductions in business or asset losses due to the economic downturn or business failures affecting its customers.

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

The value of the sale was $26.2 million and the related gross margin was $1.7 million.  During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs.  The Company provided inventory procurement and management services to Kraft during the transition.  There were no Kraft revenues for the three months ended March 31, 2003.  The Company’s Kraft revenues for the three months ended March 31, 2002 were $23.2 million.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued cautionary advice regarding disclosure about critical accounting policies.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods.  The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories, long-lived assets and income tax assets, and the assessment of litigation and other contingencies.  The Company’s ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary.  The recoverability of long-lived assets is highly dependant on the Company’s business volume and the application of applicable accounting standards requires significant judgments and estimates.  The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles for events such as site closures, to record assets at estimated net realizable values and to record probable contingent liabilities.  The amounts of such reserves and liabilities are based on information and assumptions that the Company deems reasonable at the time.  The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2003 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

Results of Operations

The following table of revenues and percentages sets forth selected items of the results of operations.

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands)

Revenues	$40,696	$72,392
Revenues	100.0%	100.0%
Cost of materials	78.9	80.7
Operating wages and benefits	8.4	7.9
Other operating expenses	2.5	2.7
Selling, general and administrative expenses	9.9	8.1
Operating income	0.3	0.6
Interest income	0.4	—
Income before income taxes and cumulative effect of accounting change	0.7	0.6
Income tax expense	(0.6)	(0.2)
Income from operations	0.1	0.4
Cumulative effect of accounting change	—	(2.7)
Net income (loss)	0.1	(2.3)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues for the three months ended March 31, 2003 decreased 43.8% to $40,696,000 from $72,392,000 for the three months ended March 31, 2002.  Termination of the Kraft services agreement accounted for $23.2 million (32.0%) of the revenue decline for the three months ended March 31, 2003 as compared to the respective period in 2002.  The weakened U.S. economy reduced revenues at stores opened more than one year (“mature stores”) by approximately $5.5 million (7.6%) for the three months ended March 31, 2003 as compared to 2002.  Revenues were $2.5 million (3.5%) higher for the three months ended March 31, 2003 as compared to 2002 from the final inventory sale for a store closed in the Company’s Mexican operations.  Net income for the three months ended March 31, 2003 included $0.3 million related to this final inventory sale.  Revenue declines related to other sites closed during 2002, including unprofitable contracts, partially offset by increased revenues from maturing sites, accounted for the remaining 7.7% of the net decline for the period.

As a result of the termination of the In-Plant Store services agreement with Kraft, the slowdown of the introduction of new sites and the closing of unprofitable sites, the Company’s revenues decreased significantly for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  Future growth in the Company’s business is highly dependant on its ability to attract new customers.  Continued weakness in the U.S. economy has delayed prospective customers’ decisions to implement the In-Plant Store program.  Future growth is also dependant on a reversal of revenue declines that are related to the effect of the weak economy on the Company’s customers.  The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines.  Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and determinations by the Company that certain costs are necessary to improve the Company’s technology and service offerings and to obtain new business.

Kraft comprised approximately 32.0% of the Company’s revenues during the three months ended March 31, 2002.  EPC comprised approximately 18.4% and 12.8% of the Company’s revenues during the three months ended March 31, 2003 and 2002.  Another In-Plant Store customer represented approximately 11.9% of revenues for the three months ended March 31, 2003, but less than 10% for the three months ended March 31, 2002.

Cost of materials as a percentage of revenues decreased to 78.9% for the three months ended March 31, 2003 from 80.7% in 2002.  Approximately 1.6% of the improvement in the Company’s gross margin reflects the Company’s efforts to close unprofitable sites and improve profit margins at both new and existing sites.  The remaining 0.2% reflects a greater proportion of management service fees in the revenue mix.  Management service fees have no direct material costs.

Operating wages and benefits expense as a percentage of revenues increased to 8.4% for the three months ended March 31, 2003 from 7.9% in 2002.  The Company’s headcount was reduced significantly for the three months ended March 31, 2003 as compared to 2002 in conjunction with contract terminations.  Staffing at mature stores was maintained at levels necessary to provide the services required under the Company’s In-Plant Store contracts.  However, the increase in operating wages and benefits as a percentage of revenues reflects declines in business volume from mature stores due to the weak economy that resulted in lower productivity.  The increased percentage also reflects higher costs for the Company’s health benefit programs.

Other operating expenses as a percentage of revenues decreased to 2.5% for the three months ended March 31, 2003 from 2.7% in 2002.  The Company’s operating expenses were reduced significantly for the three months ended March 31, 2003 as compared to 2002 in conjunction with contract terminations.  The slightly lower percentage of revenues for the three months ended March 31, 2003 reflects the effect of sales increases in the Company’s Mexican operations, including the final inventory sale previously discussed.  The Mexican operations have a lower percentage of these costs than the U.S. operations.

Selling, general and administrative expenses as a percentage of revenues increased to 9.9% for the three months ended March 31, 2003 from 8.1% in 2002.  The Company’s selling, general and administrative expenses were reduced significantly for the three months ended March 31, 2003 as compared to 2002 in conjunction with contract terminations.  The increased percentage for the three months ended March 31, 2003 reflects higher employee costs, office rent and other fixed costs as a percentage of the lower revenue base.  The increased percentage was partially offset by a 0.3% period over period reduction of legal expenses.

Interest income was $143,000 for the three months ended March 31, 2003 compared to interest income of $16,000 for the three months ended March 31, 2002.  The Company had more cash available for investment during 2003.

Income tax expense of $225,000 and $139,000 was recorded on financial reporting taxable income, primarily from the Company’s Mexican operations, earned during the three months ended March 31, 2003 and 2002.  There is no tax benefit recorded for pretax losses of the Company’s U.S. operations for the three months ended March 31, 2003.  The realization of income tax benefits from such losses is dependent on future events that cannot currently be deemed more likely than not to occur.  The Company’s aggregate net loss for the three months ended March 31, 2002 includes the write-off of $1.9 million of goodwill that is not deductible for federal income tax purposes.

During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, non-cash charge of $1.9 million to write-off the carrying value of its goodwill.  Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statement of operations.

Net income for the three months ended March 31, 2003 was $55,000, compared to net loss of $1,670,000 in 2002, as a result of the operating results previously discussed, including the $0.3 million net profit on a final inventory sale during the three months ended March 31, 2003, and the cumulative effect of the accounting change to write-off the Company’s goodwill during the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company’s revolving Loan and Security Agreement (the “credit facility”), which provided maximum borrowings of $50,000,000, expired on May 8, 2002.  The Company determined that it had sufficient cash and cash equivalents to support its operations and elected not to enter into a new credit facility at that time.  Although there can be no assurance, in the event a credit facility is required in the future, the Company expects to be able to obtain a financing commitment, with terms and conditions appropriate for the Company’s needs.

Net cash provided by operating activities was $2,911,000 for the three months ended March 31, 2003 compared to net cash provided of $7,996,000 in 2002.  During the first quarter of 2002, the Company received a federal income tax refund of $3.3 million related to the filing of its year end 2000 income tax return.  The remaining cash provided in both periods reflects cash generated from the Company’s operations and overall reduction in working capital, while the lower amount of cash provided in 2003 as compared to 2002 reflects the reduced size and volume of the Company’s business.  As of March 31, 2003, accounts receivable, net on the consolidated balance sheet includes outstanding balances of approximately $3,000,000 with several terminated accounts with which the Company is involved in litigation.  Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

Net cash used by investing activities was $18,000 for the three months ended March 31, 2003 compared to net cash used of $28,000 in 2002.  Expenditures for computer systems and related equipment were lower in 2003 than in 2002.

Net cash used in financing activities was $119,000 for the three months ended March 31, 2003.  During the three months ended March 31, 2003, the Company repurchased 9,400 shares of its common stock under a stock repurchase program.

At March 31, 2003, the Company had $46.4 million of cash and cash equivalents.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective for variable interest entities created after January 31, 2003.  At March 31, 2003, the Company had no investments in variable interest entities.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002 and immediately for the related disclosure requirements.  At March 31, 2003, the Company had not issued any guarantees in respect of the performance of third parties.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002 because a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs.  Instead, companies will record exit and disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows.  SFAS 146 is effective for fiscal years beginning after December 31, 2002.  The Company believes that adoption of SFAS 146 will have no material effect on the Company’s financial position or results of operations.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of March 31, 2003, the effect would not be material to the Company.

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

(b)              Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated January 23, 2003.  Pursuant to Item 5 of Form 8-K, the Company announced the resignation of its President and Chief Executive Officer, Ronald Whitaker, and the appointment of three senior executives to the Office of the Chairman to manage the daily operation of the business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date: May 9, 2003	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date: May 9, 2003	By:	/s/ Michael F. Bonner
Michael F. Bonner,
Vice President and
Chief Financial Officer

Date: May 9, 2003	By:	/s/ David L. Courtright
David L. Courtright,
Controller and
Chief Accounting Officer

CERTIFICATIONS

I, Donald C. Woodring, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Strategic Distribution, Inc. and Subsidiaries as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Strategic Distribution, Inc. and Subsidiaries as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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