Form 10-Q
period 2003-06-30
STRATEGIC DISTRIBUTION INC
filed 2003-08-14
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of Common Shares outstanding at August 7, 2003: 2,950,882

TABLE OF CONTENTS

Part I - Financial Information

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,957	$43,622
Accounts receivable, net	20,589	22,298
Inventories	16,763	20,321
Prepaid expenses and other current assets	542	384

Total current assets	81,851	86,625

Office fixtures and equipment, net	4,305	5,018
Deferred income taxes	697	827
Other assets	53	400

Total assets	$86,906	$92,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,332	$26,571

Total current liabilities	20,332	26,571

Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,085,882 issued and 2,982,882 outstanding at June 30, 2003; 3,138,258 issued and 3,046,358 outstanding at December 31, 2002	309	314
Additional paid-in capital	96,699	98,008
Accumulated deficit	(28,730)	(29,157)
Notes receivable from shareholders	—	(1,303)
Treasury stock, at cost (103,000 and 91,900 shares)	(1,704)	(1,563)

Total stockholders’ equity	66,574	66,299

Total liabilities and stockholders’ equity	$86,906	$92,870

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$37,390	$92,582	$78,086	$164,974

Cost and expenses:
Cost of materials	29,314	78,182	61,427	136,630
Operating wages and benefits	3,233	5,197	6,631	10,902
Other operating expenses	1,014	1,845	2,029	3,844
Selling, general and administrative expenses	3,535	5,270	7,568	11,118
Severance and asset impairment expenses	—	4,500	—	4,500
Total costs and expenses	37,096	94,994	77,655	166,994
Operating income (loss)	294	(2,412)	431	(2,020)
Interest income	143	100	286	116
Income (loss) before income taxes and cumulative effect of accounting change	437	(2,312)	717	(1,904)
Income tax benefit (expense)	(65)	64	(290)	(75)
Income (loss) from operations before cumulative effect of accounting change	372	(2,248)	427	(1,979)
Cumulative effect of accounting change	—	—	—	(1,939)
Net income (loss)	$372	$(2,248)	$427	$(3,918)

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$0.12	$(0.73)	$0.14	$(0.64)
Cumulative effect of accounting change	—	—	—	(0.63)
Net income (loss)	$0.12	$(0.73)	$0.14	$(1.27)

Weighted average number of shares of common stock outstanding:
Basic	3,010,353	3,088,758	3,023,223	3,088,758
Diluted	3,026,064	3,088,758	3,036,357	3,088,758

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$427	$(3,918)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	869	1,817
Severance and asset impairment expenses	—	4,500
Deferred income taxes	290	75
Cumulative effect of accounting change	—	1,939
Changes in operating assets and liabilities:
Accounts receivable	1,709	4,998
Recoverable income taxes	—	3,297
Inventories	3,558	23,797
Accounts payable and accrued expenses	(6,399)	(554)
Other, net	189	36
Net cash provided by operating activities	643	35,987
Cash flows from investing activities:
Additions of office fixtures and equipment	(156)	(118)
Net cash used in investing activities	(156)	(118)
Cash flows from financing activities:
Repurchase of common stock	(152)	—
Net cash used in financing activities	(152)	—
Increase in cash and cash equivalents	335	35,869
Cash and cash equivalents, beginning of the period	43,622	3,614
Cash and cash equivalents, end of the period	$43,957	$39,483
Supplemental cash flow information:
Taxes paid	$62	$71
Interest paid	$—	$9

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

                The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with the instructions of Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003 and 2002 have been included.  The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.  Contract Terminations

                In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation (“EPC”), its largest customer.  The Company transitioned all storerooms to EPC during July 2003.  The Company’s EPC revenues for the three months ended June 30, 2003 and 2002 were $7.5 million and $9.6 million, and for the six months ended June 30, 2003 and 2002 were $15.0 million and $18.8 million.  Accounts receivable related to the EPC services agreements were approximately $2.1 million at June 30, 2003.  There was no inventory related to the EPC services agreements at June 30, 2003.

                During 2001 and early 2002, the Company and Kraft Foods North America, Inc. (“Kraft”) discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003.  During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs.  The Company provided inventory procurement and management services to Kraft during the transition.  There were no Kraft revenues for the three months and six months ended June 30, 2003.  The Company’s Kraft revenues for the three months ended June 30, 2002 were $47.1 million ($20.9 million excluding the Kraft inventory sale) and for the six months ended June 30, 2002 were $70.3 million ($44.1 million excluding the Kraft inventory sale).

3.  Intangible Assets

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

4.  Cash and Cash Equivalents

                At June 30, 2003 and December 31, 2002, the Company had investments of approximately $43,500,000 and $43,200,000 in cash equivalents.  All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents.  The Company’s investment policy limits investments to highly rated and highly liquid instruments of U.S. banks, the U.S. government or government agencies, and commercial money market funds.

5.  Accounts Receivable

                Accounts receivable is stated net of an allowance for doubtful accounts of $2,780,000 and $3,750,000 at June 30, 2003 and December 31, 2002.

6.  Long-Term Debt

                The Company’s revolving Loan and Security Agreement, which provided maximum borrowings of $50,000,000, expired on May 8, 2002.  At June 30, 2003, the Company had approximately $44.0 million of cash and cash equivalents to support its operations and had no long-term debt outstanding.

7.  Stockholders' Equity

                During the six months ended June 30, 2003, 7% promissory notes receivable amounting to $1,303,000 became due and were in default.  The non-recourse notes related to the sale by the Company of 51,500 shares of its common stock to three former Company executives pursuant to Stock Purchase Agreements under which the Company held the common stock as collateral.  In accordance with its rights under the notes, the Company retained and cancelled the 51,500 shares of common stock.  There was no effect on the Company's results of operations or stockholders' equity from the cancellation of the shares.

8.  Net Income (Loss) Per Share

                Net loss per common share - basic and diluted are equal for the three months and six months ended June 30, 2002, because the effect of the assumed issuance of potential shares of common stock is antidilutive.  For the three months and six months ended June 30, 2003, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 15,711 shares and 13,134 shares, respectively, under the treasury stock method.  Options to purchase approximately 50,000 shares at prices ranging from $14.40 to $69.40 per share were outstanding during the three months and six months ended June 30, 2003, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options’ exercise prices for substantially all of the three consecutive months ending on June 30, 2003.  As of June 30, 2003 and 2002, there were stock options outstanding for approximately 77,000 and 131,000 common shares.

9.  Segment Information

                The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for its customers.

10.  Stock-Based Compensation

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

	Three Months Ended June30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income (loss) - as reported	$372	$(2,248)	$427	$(3,918)
Less stock-based employee compensation expense determined under the fair value method, net of tax	(17)	(41)	(34)	(82)
Net income (loss) - pro forma	$355	$(2,289)	$393	$(4,000)
Net income (loss) per share (basic and diluted) - as reported	$0.12	$(0.73)	$0.14	$(1.27)
Net income (loss) per share (basic and diluted) - pro forma	$0.12	$(0.74)	$0.13	$(1.30)

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

The Company provides proprietary maintenance, repair and operating (“MRO”) supply procurement, handling and data management solutions to its customers, through its In-Plant Store® program.

Many of the Company’s customers continue to experience business downturns.  Two such customers filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code during the year ended December 31, 2002.  Events that negatively impact the Company’s customers may also have an adverse effect on the Company’s revenues and earnings, and its ability to effectively implement improvements to the In-Plant Store program.  The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate.  There can be no assurance, however, that the Company will not experience further reductions in business or asset losses due to the economic downturn or business failures affecting its customers.

Contract Terminations

In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with EPC, its largest customer.  The Company transitioned all storerooms to EPC during July 2003.  The Company’s EPC revenues for the three months ended June 30, 2003 and 2002 were $7.5 million and $9.6 million, and for the six months ended June 30, 2003 and 2002 were $15.0 million and $18.8 million.  Accounts receivable related to the EPC services agreements were approximately $2.1 million at June 30, 2003.  There was no inventory related to the EPC services agreements at June 30, 2003.

During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003.  During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs.  The Company provided inventory procurement and management services to Kraft during the transition.  There were no Kraft revenues for the three months and six months ended June 30, 2003.  The Company’s Kraft revenues for the three months ended June 30, 2002 were $47.1 million ($20.9 million excluding the Kraft inventory sale) and for the six months ended June 30, 2002 were $70.3 million ($44.1 million excluding the Kraft inventory sale).

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued cautionary advice regarding disclosure about critical accounting policies.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods.  The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories, long-lived assets and income tax assets, and the assessment of litigation and other contingencies.  The Company’s ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary.  The recoverability of long-lived assets is highly dependant on the Company’s business volume and the application of applicable accounting standards requires significant judgments and estimates.  The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles for events such as site closures, to record assets at estimated net realizable values and to record probable contingent liabilities.  The amounts of such reserves and liabilities are based on information and assumptions that the Company deems reasonable at the time.  The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2003 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements.

Results of Operations

The following table of revenues and percentages sets forth selected items of the results of operations.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)

Revenues	$37,390	$92,582	$78,086	$164,974
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of materials	78.4	84.5	78.7	82.8
Operating wages and benefits	8.6	5.6	8.5	6.6
Other operating expenses	2.7	2.0	2.6	2.3
Selling, general and administrative expenses	9.5	5.7	9.7	6.7
Severance and asset impairment expenses	—	4.9	—	2.7
Operating income (loss)	0.8	(2.7)	0.5	(1.1)
Interest income	0.4	0.1	0.4	0.1
Income (loss) before income taxes and cumulative effect of accounting change	1.2	(2.6)	0.9	(1.0)
Income tax benefit (expense)	(0.2)	0.1	(0.4)	(0.1)
Income (loss) from operations	1.0	(2.5)	0.5	(1.1)
Cumulative effect of accounting change	—	—	—	(1.2)
Net income (loss)	1.0	(2.5)	0.5	(2.3)

Three Months and Six Months Ended June 30, 2003 Compared to
Three Months and Six Months Ended June 30, 2002

Revenues for the three months ended June 30, 2003 decreased 59.6% to $37,390,000 from $92,582,000 for the three months ended June 30, 2002.  Revenues for the six months ended June 30, 2003 decreased 52.7% to $78,086,000 from $164,974,000 for the six months ended June 30, 2002.  Revenues for the three and six months ended June 30, 2002 include $26.2 million related to the sale of Kraft inventory in connection with the termination of the Kraft services agreement.  After considering the effect of the one-time sale of Kraft inventory, revenues for each of the three and six months ended June 30, 2003 declined 43.7% from the comparable periods in 2002.  Termination of the Kraft services agreement accounted for $20.9 million (31.5%) of the revenue decline for the three months ended June 30, 2003 and $44.1 million (31.8%) of the revenue decline for the six months ended June 30, 2003 as compared to the respective periods in 2002.  Weakness, primarily within the Company’s manufacturing and energy customer base, resulted in reduced revenues at stores opened more than one year (“mature stores”) by approximately $4.0 million (6.0%) and $9.5 million (6.8%) for the three and six month periods as compared to 2002.  Revenues were $0.2 million (0.3%) and $2.7 million (1.9%) higher for the three and six month periods as compared to 2002 as a result of the final inventory sales for store closings other than Kraft.  Revenues for the six months ended June 30, 2003 include $2.5 million from the final inventory sale for the closure of a store in Mexico.  Net income for the six months ended June 30, 2003 included $0.3 million related to this final inventory sale. Revenue declines related to other sites closed during 2002 and 2003, including unprofitable contracts, accounted for the remaining net declines of 6.5% and 7.0% for the three and six month periods, respectively.

As a result of the termination of the In-Plant Store services agreements with Kraft and EPC, the slowdown of the introduction of new sites and the closing of unprofitable sites, the Company’s revenues decreased significantly for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.  Future growth in the Company’s business is highly dependant on its ability to attract new customers.  Future growth is also dependant on a reversal of revenue declines that are related to weakness within the Company’s manufacturing and energy customer base.  The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines.  Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and determinations by the Company that certain costs are necessary to improve the Company’s technology and service offerings and to obtain new business.

Kraft comprised approximately 50.9% (31.5% excluding the Kraft inventory sale) of the Company’s revenues during the three months ended June 30, 2002, and approximately 42.6% (31.8% excluding the Kraft inventory sale) for the six months ended June 30, 2002.  There were no Kraft revenues for the three and six months ended June 30, 2003.  EPC comprised approximately 20.0% and 10.4% of the Company’s revenues during the three months ended June 30, 2003 and 2002, and approximately 19.2% and 11.4% for the corresponding six month periods.  Another In-Plant Store customer represented approximately 12.9% and 12.3% of revenues for the three and six months ended June 30, 2003, but less than 10% for the corresponding periods in 2002.

Cost of materials as a percentage of revenues decreased to 78.4% for the three months ended June 30, 2003 from 84.5% in 2002 and decreased to 78.7% for the six months ended June 30, 2003 from 82.8% in 2002.  The high dollar/low margin sale of Kraft inventory produced $1.7 million of gross margin, which resulted in the higher cost of materials percentages reflected in 2002.  The Kraft inventory sale caused the cost of materials percentages to be 3.6% and 2.0% higher for the three and six months ended June 30, 2002, respectively.  After considering the effect of the Kraft inventory sale, the Company’s cost of materials percentages improved 2.5% for the three months ended June 30, 2003 as compared to 2002 and 2.1% for the corresponding six month periods.  Approximately 2.2% and 1.8% of this improvement for the three and six month periods ended June 30, 2003 over 2002 reflects the Company’s efforts to close unprofitable sites and improve profit margins at both new and existing sites.  The remaining 0.3% increase for both periods reflects a greater proportion of management service fees in the revenue mix.  Management service fees have no direct material costs.

Operating wages and benefits expense as a percentage of revenues increased to 8.6% for the three months ended June 30, 2003 from 5.6% in 2002 and to 8.5% for the six months ended June 30, 2003 from 6.6% in 2002.  After considering the effect of the Kraft inventory sale, the percentage increase was 0.8% and 0.6% for the three and six month periods in 2003 compared to prior year.  The Company’s headcount was reduced significantly in 2003 as compared to 2002 in conjunction with contract terminations.  Staffing at mature stores was maintained at levels necessary to provide the services required under the Company’s In-Plant Store contracts.  However, the increase in operating wages and benefits as a percentage of revenues reflects declines in business volume from mature stores that resulted in lower productivity.  The increased percentages also reflect higher costs for the Company’s health benefit programs.

Other operating expenses as a percentage of revenues increased to 2.7% for the three months ended June 30, 2003 from 2.0% in 2002 and to 2.6% for the six months ended June 30, 2003 from 2.3% in 2002.  After considering the effect of the Kraft inventory sale, the percentage declined, showing an improvement of 0.1% and 0.2% for the three and six month periods in 2003 compared to prior year.  The Company’s operating expenses were reduced significantly in 2003 as compared to 2002 in conjunction with contract terminations.  The slightly lower percentage of revenues for the three and six month periods reflects the effect of sales increases in the Company’s Mexican operations.  The Mexican operations have a lower percentage of these costs than the U.S. operations.

Selling, general and administrative expenses as a percentage of revenues increased to 9.5% for the three months ended June 30, 2003 from 5.7% in 2002 and to 9.7% for the six months ended June 30, 2003 from 6.7% in 2002.  After considering the effect of the Kraft inventory sale, the percentage increases were approximately 1.7% for both the three and six month periods compared to the prior year.  The Company’s selling, general and administrative expenses were reduced significantly in 2003 as compared to 2002 in conjunction with contract terminations.  The increased percentage for 2003 reflects a higher proportion of employee costs, office rent and other fixed costs as a percentage of the lower revenue base.  The increased percentage was partially offset by a legal settlement for less than amounts previously accrued by $0.7 million or 1.8% and 0.9% for the three and six months ended June 30, 2003.  The Company’s legal expenses, as a percentage of revenue, also declined approximately 0.4% period over period.

During the three months ended June 30, 2002, the Company recorded charges of $4,500,000 or 4.9% (three months) and 2.7% (six months) of revenues in connection with the termination of the Kraft services agreement.  The charges include $700,000 of severance expense and $3,800,000 of long-lived asset impairment expense.  See “Contract Terminations” above.

Interest income was $143,000 for the three months ended June 30, 2003 compared to interest income of $100,000 for the three months ended June 30, 2002 and $286,000 for the six months ended June 30, 2003 compared to $116,000 for the six months ended June 30, 2002.  The Company had higher cash balances available for investment during 2003.

Income tax expense of $65,000 and $290,000 was recorded on income from the Company’s Mexican operations, earned during the three and six months ended June 30, 2003.  There is no tax benefit recorded for pretax losses of the Company’s U.S. operations for the three and six months ended June 30, 2003.  Income tax expense of $75,000 in the aggregate was recorded on income from the Company’s Mexican operations earned during the six months ended June 30, 2002.  An income tax benefit was recorded on pretax losses from the Company’s U.S. operations during the three months ended June 30, 2002.  In accordance with applicable accounting standards, this tax benefit was limited to the amount of tax expense recorded on U.S. pretax income during the first quarter of 2002.  In the aggregate there is no tax benefit recorded for cumulative pretax losses of the Company’s U.S. operations for the six months ended June 30, 2003 and 2002.  The realization of income tax benefits from such losses is dependent on future events that are not currently deemed more likely than not to occur.  The Company’s overall net loss for the six months ended June 30, 2002 includes the write-off of $1.9 million of goodwill that is not deductible for federal income tax purposes.

During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, non-cash charge of $1.9 million to write-off the carrying value of its goodwill.  Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statement of operations.

Net income for the three months ended June 30, 2003 was $372,000, compared to net loss of $2,248,000 in 2002 and net income for the six months ended June 30, 2003 was $427,000, compared to net loss of $3,918,000 in 2002, as a result of the operating results previously discussed.  Net income for the periods presented includes the $0.3 million net profit on a first quarter 2003 inventory sale, the $0.7 million expense reduction from a legal settlement during the three months ended June 30, 2003, the $4.5 million asset impairment and severance expense charge during the three months ended June 30, 2002 and the cumulative effect of the accounting change to write off the Company’s goodwill during the three months ended March 31, 2002.

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

Net cash provided by operating activities was $643,000 for the six months ended June 30, 2003 compared to net cash provided of $35,987,000 in 2002.  During the second quarter of 2002, the Company received $26.2 million from the one-time sale of inventory to Kraft in connection with the termination of the Kraft services agreement. During the first quarter of 2002, the Company received a federal income tax refund of $3.3 million related to the filing of its year end 2000 income tax return.  The remaining cash provided in both periods reflects cash generated from the Company’s operations and overall reduction in working capital, while the lower amount of cash provided in 2003 as compared to 2002 reflects the reduced size and volume of the Company’s business and the timing of working capital requirements.

During the three months ended June 30, 2003, the Company settled litigation with a former customer for payment of $2.9 million by the customer, which was received in July 2003.  As of June 30, 2003, accounts receivable, net on the consolidated balance sheet includes net outstanding balances of approximately $800,000 with several other terminated accounts with which the Company is involved in litigation.  Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

Net cash used by investing activities was $156,000 for the six months ended June 30, 2003 compared to net cash used of $118,000 in 2002.  Expenditures were primarily for computer systems and related equipment

Net cash used in financing activities was $152,000 for the six months ended June 30, 2003.  During the six months ended June 30, 2003, the Company repurchased 11,976 shares of its common stock under a stock repurchase program.,

At June 30, 2003, the Company had approximately $44.0 million of cash and cash equivalents.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within the statement scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company believes that the adoption of SFAS 150 will have no material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective for variable interest entities created after January 31, 2003.  At June 30, 2003, the Company had no investments in variable interest entities.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 is effective for interim periods beginning after June 15, 2003.  The Company believes that adoption of EITF 00-21 will have no material effect on the Company’s financial position or results of operations.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of June 30, 2003, the effect would not be material to the Company.

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

Item 4.           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of June 30, 2003 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Stockholders (the “2003 Annual Meeting”) was held on May 14, 2003.  At the 2003 Annual Meeting, William R. Berkley, William R. Berkley, Jr., Andrew M. Bursky, Catherine James Paglia, Robert D. Neary, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and Ronald C. Whitaker were elected to the Company’s Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier resignation or removal.  At the 2003 Annual Meeting, 2,593,443 shares were voted for Mr. Berkley and 10,675 votes were withheld, 2,593,290 shares were voted for Mr. Berkley, Jr. and 10,828 votes were withheld, 2,593,290 shares were voted for Mr. Bursky and 10,828 votes were withheld, 2,593,290 shares were voted for Ms. Paglia and 10,828 votes were withheld, 2,602,958 shares were voted for Mr. Neary and 1,160 votes were withheld, 2,593,463 shares were voted for Mr. Nusbaum and 10,655 votes were withheld, 2,593,290 shares were voted for Mr. Polan and 10,828 votes were withheld, 2,602,958 shares were voted for Mr. Quain and 1,160 votes were withheld, 2,593,265 shares were voted for Mr. Whitaker and 10,853 votes were withheld.

At the 2003 Annual Meeting, holders of Common Stock were asked to ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.  2,603,883 shares were voted for the ratification of the appointment of KPMG LLP, with 198 shares voting against and 37 shares abstaining.

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

31.1	Certificate by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certificate by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K dated May 9, 2003.  Pursuant to Item 9 and Item 12 of Form 8-K, the Company announced its 2003 first quarter financial results.

The Company filed a Current Report on Form 8-K dated May 22, 2003.  Pursuant to Item 5 of Form 8-K, the Company announced the departure of its Chief Financial Officer, Michael F. Bonner, and the appointment of Richard S. Martin as its new Chief Financial Officer.

The Company filed a Current Report on Form 8-K dated June 2, 2003.  Pursuant to Item 5 of Form 8-K, the Company announced it had agreed to terminate the industrial supply services agreement with El Paso Corporation, its largest customer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date: August 14, 2003	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Richard S. Martin
Richard S. Martin,
Vice President and Chief Financial Officer

Date: August 14, 2003	By:	/s/ David L. Courtright
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

31.1	Certificate by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certificate by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.