Form 10-Q
period 2003-09-30
STRATEGIC DISTRIBUTION INC
filed 2003-11-14
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of Common Shares outstanding at November 5, 2003: 2,953,101

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,377	$43,622
Short-term investments	5,056	—
Accounts receivable, net	13,986	22,298
Inventories	19,785	20,321
Prepaid expenses and other current assets	552	384

Total current assets	82,756	86,625

Office fixtures and equipment, net	3,905	5,018
Deferred income taxes	766	827
Other assets	53	400

Total assets	$87,480	$92,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,834	$26,571
Dividend payable	14,765	—

Total current liabilities	36,599	26,571

Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,089,601 issued and 2,953,101 outstanding at September 30, 2003; 3,138,258 issued and 3,046,358 outstanding at December 31, 2002	309	314
Additional paid-in capital	81,969	98,008
Accumulated deficit	(29,191)	(29,157)
Notes receivable from shareholders	—	(1,303)
Treasury stock, at cost (136,500 and 91,900 shares)	(2,206)	(1,563)

Total stockholders’ equity	50,881	66,299

Total liabilities and stockholders’ equity	$87,480	$92,870

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$30,033	$47,739	$108,119	$212,713
Cost and expenses:
Cost of materials	23,520	36,641	84,947	173,271
Operating wages and benefits	2,593	4,091	9,224	14,993
Other operating expenses	903	1,425	2,932	5,269
Selling, general and administrative expenses	3,583	5,105	11,152	16,223
Severance and asset impairment expenses	—	—	—	4,500
Total costs and expenses	30,599	47,262	108,255	214,256
Operating income (loss)	(566)	477	(136)	(1,543)
Interest income	122	163	409	279
Income (loss) before income taxes and cumulative effect of accounting change	(444)	640	273	(1,264)
Income tax expense	(17)	(35)	(307)	(110)
Income (loss) from operations before cumulative effect of accounting change	(461)	605	(34)	(1,374)
Cumulative effect of accounting change	—	—	—	(1,939)
Net income (loss)	$(461)	$605	$(34)	$(3,313)

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$(0.16)	$0.20	$(0.01)	$(0.44)
Cumulative effect of accounting change	—	—	—	(0.63)
Net income (loss)	$(0.16)	$0.20	$(0.01)	$(1.07)

Weighted average number of shares of common stock outstanding:
Basic	2,957,579	3,088,758	3,001,107	3,088,758
Diluted	2,957,579	3,102,554	3,001,107	3,088,758

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(34)	$(3,313)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,297	2,339
Severance and asset impairment expenses	—	4,500
Deferred income taxes	307	110
Cumulative effect of accounting change	—	1,939
Changes in operating assets and liabilities:
Accounts receivable	8,312	17,576
Recoverable income taxes	—	3,297
Inventories	536	24,299
Accounts payable and accrued expenses	(4,983)	(8,603)
Other, net	179	23
Net cash provided by operating activities	5,614	42,167
Cash flows from investing activities:
Purchase of short-term investments	(5,056)	—
Additions of office fixtures and equipment	(184)	(118)
Net cash used in investing activities	(5,240)	(118)
Cash flows from financing activities:
Issuance of common stock	36	—
Repurchase of common stock	(655)	—
Net cash used in financing activities	(619)	—
Increase (decrease) in cash and cash equivalents	(245)	42,049
Cash and cash equivalents, beginning of the period	43,622	3,614
Cash and cash equivalents, end of the period	$43,377	$45,663
Supplemental cash flow information:
Taxes paid	$253	$72
Interest paid	$—	$9

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with the instructions of Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2003 and 2002 have been included.  The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.                                      Contract Terminations

In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation (“EPC”), its largest customer.  The Company transitioned all storerooms to EPC during July 2003.  The Company’s EPC revenues for the three months ended September 30, 2003 and 2002 were $1.0 million and $7.8 million, and for the nine months ended September 30, 2003 and 2002 were $16.0 million and $26.7 million.  There were no accounts receivable and inventory related to the EPC services agreements at September 30, 2003.

During 2001 and early 2002, the Company and Kraft Foods North America, Inc. (“Kraft”) discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003.  During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs.  The Company provided inventory procurement and management services to Kraft during the transition.  There were no Kraft revenues for the three months and nine months ended September 30, 2003.  The Company’s Kraft revenues for the three months ended September 30, 2002 were $6.7 million and for the nine months ended September 30, 2002 were $77.0 million ($50.8 million excluding the Kraft inventory sale).

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

4.                                      Cash, Cash Equivalents and Short-Term Investments

At September 30, 2003 and December 31, 2002, the Company had approximately $48,400,000 and $43,600,000 in cash equivalents and short-term investments.  All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents.  The Company’s investment policy limits investments to highly rated and highly liquid instruments of U.S. banks, the U.S. government or government agencies, and commercial money market funds.

5.                                      Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $2,390,000 and $3,867,000 at September 30, 2003 and December 31, 2002.

6.                                      Inventories

During the quarter ended September 30, 2003, the Company incurred $4.5 million of costs for supplies shipped to a new customer.  The Company deferred recognition of revenue on the shipment of supplies as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”).  As of September 30, 2003, the $4.5 million of costs relating to the supplies shipped to the new customer were included in inventory on the Company’s balance sheet.  The supplies shipped to this new customer were of a seasonal nature.

7.                                      Stockholders’ Equity

During the nine months ended September 30, 2003, 7% promissory notes receivable amounting to $1,303,000 became due and were in default.  The non-recourse notes related to the sale of 51,500 shares of common stock pursuant to Stock Purchase Agreements with three former executives under which the Company held the common stock as collateral.  In accordance with its rights under the notes, the Company retained and cancelled the 51,500 shares of common stock.

During the nine months ended September 30, 2003, the Company repurchased 45,476 shares of common stock at a weighted average price of $14.40 per share under a repurchase program that expires in June 2004.

During the quarter ended September 30, 2003, the Board of Directors of the Company authorized the payment of a cash dividend in the amount of $5.00 per share of common stock.  The dividend was paid on October 6, 2003 to stockholders of record on September 8, 2003.  The total amount of the cash distribution paid in October was $14.6 million.

8.                                      Net Income (Loss) Per Share

Net loss per common share – basic and diluted are equal for the three months and nine months ended September 30, 2003 and the nine months ended September 30, 2002, because the effect of the assumed issuance of potential shares of common stock is antidilutive.  For the three months ended September 30, 2002, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 13,796 shares under the treasury stock method.  Options to purchase approximately 81,000 shares at prices ranging from $12.10 to $80.00 per share were outstanding during the three months ended September 30, 2002, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options’ exercise prices for substantially all of the three consecutive months ending on September 30, 2002.  As of September 30, 2003 and 2002, there were stock options outstanding for approximately 61,000 and 129,000 common shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss) -as reported	$(461)	$605	$(34)	$(3,313)
Less stock-based employee compensation expense determined under the fair value method, net of tax	(9)	(41)	(26)	(123)
Net income (loss) -pro forma	$(470)	$564	$(60)	$(3,436)
Net income (loss) per share (basic and diluted) - as reported	$(0.16)	$0.20	$(0.01)	$(1.07)
Net income (loss) per share (basic and diluted) - pro forma	$(0.16)	$0.18	$(0.02)	$(1.11)

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company provides proprietary maintenance, repair and operating (“MRO”) supply procurement, handling and data management solutions to its customers, through its In-Plant Store® program.  The Company conducts its U.S. operations primarily through a wholly-owned subsidiary, Industrial Systems Associates, Inc (“ISA”) and conducts business in Mexico through two subsidiaries.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued cautionary advice regarding disclosure about critical accounting policies.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods.  The preparation of the Company’s consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Significant estimates made by the Company include the following:

•                  Allowance for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company’s review and assessment of its customers’ ability to make required payments.  If the financial condition of the Company’s customers were to deteriorate, additional allowances might be required.  Many of the Company’s customers continue to experience business downturns.  Two such customers filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code during the year ended December 31, 2002.  There can be no assurance that the Company will not experience further reductions in business or asset losses due to the economic downturn or business failures affecting its customers.

•                  Deferred tax asset valuation allowance: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, future realization of these assets in excess of the net amount recorded would increase income during that period.  Likewise, should the Company determine a greater possibility exists that it would not be able to realize part of or the entire net deferred tax asset in the future; a charge to income would result at the time the determination was made.

Other significant estimates made by the Company include the recoverability of assets, such as inventory and long-lived assets and the assessment of litigation and other contingencies.  The Company's ability to recover the value of its inventory depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary.  The recoverability of long-lived assets is highly dependant on the Company’s business volume and application of the applicable accounting standards requires significant judgments and estimates.  The Company provides reserves or accrued liabilities in accordance with generally accepted accounting principles for events such as site closures, to record assets at estimated net realizable values and to record probable contingent liabilities.  The amounts of such reserves and liabilities are based on information and assumptions that the Company deems reasonable and probable at the time.  The matters that give rise to such provisions are inherently uncertain and require complex and subjective judgments.  Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2003 are reasonable, actual results could differ materially from estimated amounts recorded in the Company’s financial statements.

Contract Terminations

In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with EPC, its largest customer.  The Company transitioned all storerooms to EPC during July 2003.  The Company’s EPC revenues for the three months ended September 30, 2003 and 2002 were $1.0 million and $7.8 million, and for the nine months ended September 30, 2003 and 2002 were $16.0 million and $26.7 million.  There were no accounts receivable or inventory related to the EPC services agreements at September 30, 2003.

During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company’s working capital commitment.  As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003.  During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices.  The value of the sale was $26.2 million and the related gross margin was $1.7 million.  During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs.  The Company provided inventory procurement and management services to Kraft during the transition.  There were no Kraft revenues for the three months and nine months ended September 30, 2003.  The Company’s Kraft revenues for the three months ended September 30, 2002 were $6.7 million and for the nine months ended September 30, 2002 were $77.0 million ($50.8 million excluding the Kraft inventory sale).

Results of Operations

This discussion reviews the results of operations of the Company as reported in the consolidated statements of operations.

Three Months Ended September 30, 2003 Compared
to the Three Months Ended September 30, 2002

Results of operations for the third quarter of fiscal 2003, compared to the third quarter of fiscal 2002, were as follows:

	Three months ended September 30,
	2003	2002
	(dollars in thousands)
Revenues	$30,033	$47,739
Revenues	100.0%	100.0%
Cost of materials	78.3	76.8
Operating wages and benefits	8.6	8.5
Other operating expenses	3.0	3.0
Selling, general and administrative expenses	11.9	10.7
Operating income (loss)	(1.8)	1.0
Interest income	0.4	0.3
Income (loss) before income taxes	(1.4)	1.3
Income tax expense	(0.1)	—
Net income (loss)	(1.5)	1.3

Revenues for the quarter ended September 30, 2003 were $30,033,000, compared to $47,739,000 for the quarter ended September 30, 2002, representing a decrease of $17.7 million, or 37.1%.  Of this decrease, approximately $13.5 million related to the termination of the Kraft and EPC service agreements.  Excluding the impact of terminating the Kraft and EPC service agreements, revenue decreased $4.2 million or 8.8%. Of the decrease in revenue, $1.9 million related to other sites closed during 2002 and 2003 and $3.3 million was attributable to lower revenues from the Company's core business.  These reductions were partially offset by a $1.0 million inventory sale to an existing customer that reduced its In-Plant Store® program during the third quarter of 2003.

During the quarter ended September 30, 2003, the Company incurred $4.5 million of costs for supplies shipped to a new customer.  The Company deferred recognition of revenue on the shipment of supplies as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”).  As of September 30, 2003, the $4.5 million of costs relating to the supplies shipped to the new customer were included in inventory on the Company’s balance sheet.  The supplies shipped to this new customer were of a seasonal nature.

EPC comprised approximately 3.5% and 16.5% of the Company’s revenues during the quarters ended September 30, 2003 and 2002, respectively.  Another In-Plant Store customer, Coors Brewing Company, represented approximately 14.9% and 10.6% of the Company’s revenues for the quarters ended September 30, 2003 and 2002, respectively.

As a result of the termination of the In-Plant Store services agreement with EPC, and closing of other sites, the Company’s revenues decreased significantly for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Contract terminations and continued revenue reduction in the remaining core business may cause future operating results to differ significantly from the historical results reported. Future growth in the Company’s business is highly dependant on its ability to attract new customers and the ability to reverse revenue declines that are related to weakness within the Company’s core customer base.  The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines.  Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and determinations by the Company that certain costs are necessary to improve the Company’s technology and service offerings and to obtain new business.

Cost of materials as a percentage of revenue increased 1.5% to 78.3% compared to 76.8% for the quarters ended September 30, 2003 and 2002, respectively.  Excluding the impact of the Kraft and EPC service agreement terminations, cost of materials as a percentage of revenue increased 0.4%.  This increase was primarily attributed to a higher cost of materials, as a percentage of revenue, incurred by the Company’s Mexican operations. The Company’s Mexican operations became a larger portion of the revenue mix during the third quarter of 2003 as compared to 2002.

Operating wages and benefits expense decreased by $1.5 million or 36.6% for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002.  As a percentage of revenues, operating wages and benefits expense, remained approximately the same at 8.6% for the quarters ended September 30, 2003 and 2002.  The Company’s headcount was reduced significantly in 2003 as compared to 2002 in conjunction with contract terminations.  Staffing at mature stores was maintained at levels necessary to provide the services required under the Company’s In-Plant Store contracts.

Other operating expenses decreased by $522,000, or 36.6% for the quarter ended September 30, 2003, as compared to the same period of 2002.  As a percentage of revenues, other operating expense remained consistent at 3.0% for the quarters ended September 30, 2003 and 2002.  The Company’s operating expenses were reduced significantly in 2003 as compared to 2002 in conjunction with contract terminations. This consistent relationship to revenue is reflective of the Company’s efforts to manage cost reductions.  As a result of the fixed nature of certain costs, the Company may not be able to sustain this consistent relationship to revenue if revenues continue to decline.

Selling, general and administrative expenses decreased by $1.5 million, or 29.8% for the third quarter of fiscal 2003 as compared to the same period of 2002.  As a percentage of revenues, selling, general and administrative expenses increased to 11.9% for the quarter ended September 30, 2003 from 10.7% in 2002.  Although the Company’s selling, general and administrative expenses were reduced significantly in 2003 as compared to 2002 in conjunction with contract terminations, the increase as a percentage of revenue was primarily driven by a lower revenue base. The Company’s ability to manage these selling, general and administrative costs as a percentage of revenues is limited due to the fixed nature of certain costs.

Interest income was $123,000 for the quarter ended September 30, 2003 compared to interest income of $163,000 for the quarter ended September 30, 2002.  The Company received less favorable rates of return on investments during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Income tax expense of $17,000 and $35,000 was recorded on income from the Company’s Mexican operations, earned during the three months ended September 30, 2003 and 2002.  There is no tax benefit recorded for pretax losses of the Company’s U.S. operations for the three months ended September 30, 2003 and 2002.  The realization of income tax benefits from such losses is dependant on future events that are not currently deemed more likely than not to occur.

Net loss for the quarter ended September 30, 2003 was $461,000, compared to net income of $605,000 in 2002, as a result of the operating results previously discussed.

Nine Months Ended September 30, 2003 Compared
to the Nine Months Ended September 30, 2002

Results of operations for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, were as follows:

	Nine months ended September 30,
	2003	2002
	(dollars in thousands)
Revenues	$108,119	$212,713
Revenues	100.0%	100.0%
Cost of materials	78.6	81.5
Operating wages and benefits	8.5	7.1
Other operating expenses	2.7	2.5
Selling, general and administrative expenses	10.3	7.6
Severance and asset impairment expenses	—	2.1
Operating loss	(0.1)	(0.8)
Interest income	0.4	0.1
Income (loss) before income taxes and cumulative effect of accounting change	0.3	(0.7)
Income tax expense	(0.3)	(0.1)
Loss from operations	(0.0)	(0.8)
Cumulative effect of accounting change	—	(0.9)
Net loss	(0.0)	(1.7)

Revenues for the nine months ended September 30, 2003 were $108,119,000, compared to $212,713,000 for the nine months ended September 30, 2002, representing a decrease of $104.6 million, or 49.2%.  Of this decrease, $87.7 million ($26.2 million from the Kraft inventory sale) related to the termination of the Kraft and EPC services agreements.  Excluding the impact of terminating the Kraft and EPC service agreements, the revenue decline was $16.9 million or 13.5%.  The remaining decrease in revenue was attributed to other site closings in 2003 and 2002 of $9.0 million, or 7.2%, and the reduction of revenue from the Company’s core business of $8.9 million, or 7.2%, offset by an increase in revenue relating to a one-time $1.0 million, or 0.9%, inventory sale to an existing customer that reduced its In-Plant Store® program during the third quarter of 2003.

Kraft comprised approximately 36.2% (27.2% excluding the Kraft inventory sale) of the Company’s revenues during the nine months ended September 30, 2002.  There were no Kraft revenues for the nine months ended September 30, 2003.  EPC comprised approximately 14.8% and 12.6% of the Company’s revenues during the nine months ended September 30, 2003 and 2002, respectively.  Another In-Plant Store customer, Coors Brewing Company, represented approximately 13.0% of revenues for the nine months ended September 30, 2003, but less than 10% for the corresponding period in 2002.

As a result of the termination of the In-Plant Store services agreement with Kraft and EPC, and the closing of other sites, the Company’s revenues decreased significantly for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  Contract terminations and continued revenue reduction in the remaining core business may cause future operating results to differ significantly from the historical results reported.  Future growth in the Company’s business is highly dependant on its ability to attract new customers and the ability to reverse revenue declines that are related to weakness within the Company’s core customer base.  The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines.  Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and determinations by the Company that certain costs are necessary to improve the Company’s technology and service offerings and to obtain new business.

Cost of materials as a percentage of revenue decreased 2.9% to 78.6% compared to 81.5% for the nine months ended September 30, 2003 and 2002, respectively.  The Company’s cost of materials percentage improvement of 2.9% was due, in part, to the high dollar / low margin sale of Kraft inventory in 2002, which resulted in a $1.7 million gross margin and impacted the cost of materials percentage by 1.7%.  The additional decrease in the cost of materials as a percentage of revenue was due to a greater proportion of management service fees in the revenue mix for the nine months ended September 30, 2003.  Management service fees have no direct material costs.

Operating wages and benefits expense decreased by $5.8 million, or 38.5% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.  As a percentage of revenues, operating wages and benefits expense, increased to 8.5% for the nine months ended September 30, 2003 from 7.1% in 2002.  After considering the effect of the Kraft inventory sale in fiscal 2002, the operating wages and benefits expense, as a percentage of revenue, for the nine months ended September 30, 2003 was 0.5% greater than the nine months ended September 30, 2002.  The increased percentages reflect declines in the Company’s revenue base at a rate greater than the reduction in costs.

Other operating expenses decreased by $2.3 million, or 44% for the nine months ended September 30, 2003, as compared to the same period of 2002.  As a percentage of revenues, other operating expense increased to 2.7% for the nine months ended September 30, 2003 from 2.5% in 2002.  After considering the effect of the Kraft inventory sale in fiscal 2002, the percentages were approximately the same.  The

Company’s operating expenses were reduced significantly in 2003 as compared to 2002 in conjunction with contract terminations. This consistent relationship to revenue is reflective of the Company’s efforts to manage cost reductions.  As a result of the fixed nature of certain costs, the Company may not be able to sustain this consistent relationship to revenue if revenues continue to decline.

Selling, general and administrative expenses decreased by $5.1 million, or 31.3% for the nine months ended September 30, 2003 as compared to the same period of 2002.  As a percentage of revenues, selling, general and administrative expenses increased to 10.3% for the nine months ended September 30, 2003 from 7.6% in 2002.  After considering the effect of the Kraft inventory sale in fiscal 2002, the increase was 1.6%.  The Company’s selling, general and administrative expenses were reduced significantly in 2003 as compared to 2002 in conjunction with contract terminations.  The increased percentage for 2003 reflects a higher proportion of employee costs, office rent and other fixed costs as a percentage of a lower revenue base.  The increased percentage was partially offset by a legal settlement for less than amounts previously accrued by $0.7 million. The Company’s ability to manage these selling, general and administrative costs as a percentage of revenues is limited due to the fixed nature of certain costs.

During the nine months ended September 30, 2002, the Company recorded charges of $4,500,000 or 2.1% of revenues in connection with the termination of the Kraft services agreement.  The charges include $700,000 of severance expense and $3,800,000 of long-lived asset impairment expense.  See “Contract Terminations” above.

Interest income was $409,000 for the nine months ended September 30, 2003 compared to interest income of $279,000 for the nine months ended June 30, 2002.  Although rates of return on investments were lower in the 2003 period than in the 2002 period, this was offset by the Company's higher cash balances available for investment during 2003.

Income tax expense of $307,000 and $110,000 was recorded on income from the Company’s Mexican operations, earned during the nine months ended September 30, 2003 and 2002, respectively.  There is no tax benefit recorded for pretax losses of the Company’s U.S. operations for the nine months ended September 30, 2003 and 2002.      The realization of income tax benefits from such losses is dependent on future events that cannot currently be deemed more likely than not to occur.  The Company’s overall net loss for the nine months ended September 30, 2002 includes the write-off of $1.9 million of goodwill that is not deductible for federal income tax purposes.

During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, non-cash charge of $1.9 million to write-off the carrying value of its goodwill.  Such charge is non-recurring in nature and is reflected as cumulative effect of accounting change in the accompanying consolidated statement of operations.

Net loss for the nine months ended September 30, 2003 was $34,000, compared to $3,313,000 in 2002, as a result of the operating results previously discussed.

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

Net cash provided by operating activities was $5.6 million for the nine months ended September 30, 2003 compared to net cash provided of $42.2 million in 2002.  During the second quarter of 2002, the Company received $26.2 million from the one-time sale of inventory to Kraft in connection with the termination of the Kraft services agreement. During the first quarter of 2002, the Company received a federal income tax refund of $3.3 million related to the filing of its year-end 2000 income tax return.  The remaining cash provided in both periods reflects cash generated from the Company’s operations and overall reduction in working capital, while the lower amount of cash provided in 2003 as compared to 2002 reflects the reduced size and volume of the Company’s business and the timing of working capital requirements.

During the quarter ended June 30, 2003, the Company settled litigation with a former customer for payment of $2.9 million by the customer, which was received in July 2003.  As of September 30, 2003, accounts receivable, net on the consolidated balance sheet includes net outstanding balances of approximately $800,000 with several other terminated accounts with which the Company is involved in litigation.  Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

Net cash used by investing activities was $5.2 million for the nine months ended September 30, 2003 compared to net cash used of $118,000 for the nine months ended September 30, 2002.  Expenditures were primarily for the purchase of short-term investments, computer systems and related equipment.

Net cash used in financing activities was $619,000 for the nine months ended September 30, 2003.  During the nine months ended September 30, 2003, the Company issued 3,572 shares of its common stock upon exercise of stock options and repurchased 45,476 shares of its common stock under a stock repurchase program.

At September 30, 2003, the Company had approximately $48.4 million of cash, cash equivalents and short-term investments.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  The provisions of FIN 46 are effective for variable interest entities created after January 31, 2003.  At September 30, 2003, the Company had no investments in variable interest entities.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of September 30, 2003, the effect would not be material to the Company.

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

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2003 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in reports filed or submitted under the Exchange Act.

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

10.1                                Executive Employment Agreement dated as of June 27, 2003, between the Company and Richard S. Martin.

31.1                                Certificate by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2                                Certificate by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended

32.1                                Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The Company furnished (but did not file) a Current Report on Form 8-K dated August 8, 2003 pursuant to Item 9 and Item 12 of Form 8-K, in which the Company announced its 2003 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date: November 14, 2003	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date: November 14, 2003	By:	/s/ Richard S. Martin
Richard S. Martin,
Vice President and
Chief Financial Officer

Date: November 14, 2003	By:	/s/ David L. Courtright
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

10.1                                Executive Employment Agreement dated as of June 27, 2003, between the Company and Richard S. Martin.

31.2                                Certificate by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2                                Certificate by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended

32.1                                Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3                                Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.