Form 10-K
period 2003-12-31
STRATEGIC DISTRIBUTION INC
filed 2004-03-30
CIK 73822

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
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

Common Stock, Par Value $.10 Per Share
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

        The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on June 30, 2003, the last day of the Registrant's most recently completed fiscal second quarter, was approximately $34,000,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

        As of March 23, 2004, the Registrant had outstanding 2,953,308 shares of Common Stock, which were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated by reference in Part III of this Annual Report on Form 10-K.

Explanatory Note

        As part of the year-end closing process, the Company determined that certain liabilities to its materials suppliers, which were accrued prior to 2001, were overstated by $827,000. As a result, the Consolidated Financial Statements were restated to reflect a decrease of $827,000 to the accumulated deficit account as of December 31, 2000, for the correction of errors that arose in periods prior to 2001. See Item 8, "Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements", Footnote No. 3.

PART I

Item 1. Business

        (a)    General Development of Business

        Strategic Distribution, Inc. (the "Company") is a Delaware corporation which was organized in 1968. In 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA changed its name to SDI, Inc. effective January 26, 2004. ISA is a provider of In-Plant Store® programs for the procurement, handling and data management of maintenance, repair and operating ("MRO") supplies for industrial and institutional customers in North America.

        (b)    Financial Information About Industry Segments

        The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for industrial and institutional customers. See Item 8, "Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements", Footnote No. 15.

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

Service Offerings

        The Company provides proprietary MRO supply procurement, handling, data management solutions and related services to organizations, through its In-Plant Store program. The Company sells a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as MRO supplies. MRO supplies are frequently inexpensive but critical items, with high associated procurement costs due to inherent inefficiencies in traditional MRO supply distribution methods. The Company's In-Plant Store program, in which organizations outsource the procurement, handling and data management of MRO supplies to the Company, substantially mitigates these inefficiencies by reducing both the process and product costs associated with MRO supply procurement and handling. The Company's In-Plant Store program also helps customers achieve operational improvements, such as reduced plant down-time resulting from unavailable parts, and manufacturing process improvements due to better tracking of critical parts. The Company believes that its In-Plant Store program is superior to both traditional and alternative methods of MRO supply distribution in that the In-Plant Store program allows customers to outsource MRO supply distribution and handling activities and concentrate on their core businesses.

        The In-Plant Store program is a comprehensive outsourcing service through which the Company manages all aspects of MRO supply procurement and handling at a customer's site. Prior to the implementation of the In-Plant Store program, a customer would typically obtain MRO supplies from as many as 500 traditional industrial distributors. Through the In-Plant Store program, the Company services many of its customers' MRO supply needs by establishing a dedicated, fully integrated store at the customer's site. The customer, in turn, generally purchases all of its MRO supplies from SDI. The Company operates the In-Plant Store program with its own trained MRO procurement professionals, installs its proprietary information system designed specifically for industrial procurement and identifies appropriate inventory levels based on the supply needs of each site. Upon implementation of services the Company sometimes purchases, receives, inventories and issues MRO supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional MRO supply.

        A benefit of the Company's services is the identification and reduction of redundant and obsolete inventory in the customer's legacy inventory of MRO supplies. For example, the same MRO item may be used in several different departments at a manufacturing site; each department describes the part differently and, therefore, the different departments do not realize that they are using the same part. The Company uses its software to systematically describe all MRO parts. Redundancies are identified and the Company is able to consolidate and reduce inventories, thereby reducing its own and the customer's capital investment. The Company can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases. In addition, over time, the Company can provide its customers value by (i) more quickly and easily identifying and locating MRO items needed by different departments at a site, or by different sites operated by the same company, and (ii) helping locate alternative sources for different MRO items.

        The Company believes that increased recognition of the inefficiencies associated with the traditional MRO supply distribution process has increased the demand for integrated supply solutions such as the Company's In-Plant Store program.

Customers

        In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation ("EPC"), its largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company's revenues from EPC for fiscal 2003, 2002 and 2001 were $16.0 million, $34.7 million, and $36.5, respectively. There were no accounts receivable or inventory related to the EPC services agreements at December 31, 2003.

        During 2001 and early 2002, the Company and Kraft Foods North America, Inc. ("Kraft") discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. The Company's Kraft revenues for the years ended December 31, 2002 and 2001 were $77.0 million ($50.8 million excluding the Kraft inventory sale) and $86.1 million, respectively. There were no accounts receivable or inventory related to the Kraft services agreement at December 31, 2002.

        During the year ended December 31, 2003, three customers comprised approximately 35.3% of the Company's revenues. Although EPC terminated its contract with the Company during the third quarter of 2003, it comprised 11.9% of the Company's revenues for the year ended December 31, 2003. The Company operated one In-Plant Store site for another customer, Coors Brewing Company, which comprised 14.1% of the Company's revenues for the year ended December 31, 2003.

        The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate.

        The Company provides its services to its In-Plant Store customers in the United States and Mexico. During the year ended December 31, 2003, 19.4% of the Company's revenues were from customers in Mexico.

Products

        The Company, through the In-Plant Store program, provides a broad range of MRO supplies, replacement parts and selected classes of production materials, including the following:

•	Abrasives	•	Janitorial supplies
•	Adhesives	•	Material handling products
•	Coatings, lubricants and compounds	•	Measuring instruments
•	Cutting, hand, pneumatic and power tools	•	Power transmission equipment
•	Electrical supplies	•	Replacement parts
•	Fasteners	•	Respiratory products
•	Fire protection equipment and clothing	•	Safety products
•	Hoses, pipe fittings and valves	•	Welding materials
•	HVAC and plumbing equipment	•	General industrial supplies

        Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 2003.

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

Government Regulation

        In recent years, governmental and regulatory bodies have promulgated numerous standards and regulations designed, among other things, to ensure the quality of certain classes of MRO items, to protect workers' well-being and to make the work place safer. The Company has increased sales in the past as a result of its customers' compliance with this increasing level of regulation. The Company cannot predict the level or direction of future regulation.

Employees

        As of December 31, 2003, the Company had approximately 375 employees, of whom approximately 120 were employed in selling and administrative capacities and approximately 255 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

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

Item 2. Properties

        The Company leases its corporate headquarters located in Bensalem, Pennsylvania, as well as several small warehouses and offices located at or near In-Plant Store sites. The Company has the right to renew some of these leases. The Company believes the properties that are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew its lease at any of these facilities, it could find other suitable facilities with no adverse effect on the Company's business. The Company does not own or lease the space occupied by its In-Plant Store facilities.

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". As of March 23, 2004, there were approximately 1,400 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated:

Quarter Ended	High Sales Price	Low Sales Price
March 31, 2002	$8.84	$5.55
June 30, 2002	14.67	7.20
September 30, 2002	14.00	9.85
December 31, 2002	12.70	9.75
March 31, 2003	13.45	12.05
June 30, 2003	17.00	13.00
September 30, 2003	19.60	15.04
December 31, 2003	19.55	13.70

        Effective May 17, 2001, the Company's shareholders approved a one-for-ten reverse split of its common stock (the "Reverse Split"). The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares. All references in this to number of shares issued and per share amounts have been restated to reflect the effect of the Reverse Split for the periods presented.

        The Company paid a cash distribution, which is deemed to be a return of capital for tax purposes, of $5.00 per common share to its shareholders during the fourth quarter of 2003. The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003 and amounted to $14,765,000. The Company paid no cash dividends on the Common Stock for the year ended December 31, 2002. The Company does not intend to declare any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

        The information regarding shares authorized for issuance under equity compensation plans is contained in the Proxy Statement under the caption "Description of Outstanding Stock" and is incorporated herein by reference.

Item 6. Selected Financial Data

	Years ended December 31,
	2003(a)	2002(b,c)	2001(d)	2000(e,f,g)	1999(g,h)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$134,557	$253,583	$319,619	$355,503	$292,656
Operating loss	(853)	(1,752)	(12,777)	(10,985)	(3,598)
Income (loss) before income taxes	(357)	(1,315)	(13,125)	31,341	(4,714)
Income tax (expense) benefit	(367)	(164)	—	(12,789)	8,641
Income (loss) from continuing operations	(724)	(1,479)	(13,125)	18,552	3,927
Loss from discontinued operations, net of tax	—	—	—	(650)	—
Cumulative effect of accounting change	—	(1,939)	—	—	—
Net income (loss)	(724)	(3,418)	(13,125)	17,902	3,927
Per Share Data—basic and diluted:
Income (loss) from continuing operations	$(0.24)	$(0.48)	$(4.25)	$6.00	$1.26
Loss from discontinued operations	—	—	—	(0.21)	—
Cumulative effect of accounting change	—	(0.63)	—	—	—
Net income (loss)	(0.24)	(1.11)	(4.25)	5.79	1.26
Weighted Average Number of Shares of Common Stock Outstanding	2,989,011	3,084,964	3,088,896	3,093,123	3,105,734
	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$65,503	$92,870	$111,313	$147,985	$138,525
Long-term debt	—	—	—	13,252	29,926

(a)
Operating results include a benefit of $700,000 from a legal settlement for less than amounts previously accrued, a $930,000 reduction in cost of materials related to changes in previously recorded estimates of liabilities for products purchased, a charge of $232,000 for the repricing of outstanding stock options and a charge of $250,000 related to changes in the Company's vacation benefits.

(b)
Operating results include revenues of $26,200,000, gross margin of $1,700,000, a charge of $3,800,000 for the write-down of certain fixed assets and severance expense of $700,000, all related to termination of the Kraft contract and inventory sale to Kraft.

(c)
Operating loss is net of operating income of $900,000 related to an increase in the recoverable value of accounts receivable and inventories in connection with the termination of services agreements and $300,000 from an insurance recovery.

(d)
Operating loss includes charges amounting to $5,800,000 related to the bankruptcies of two large In-Plant Store customers.

(e)
Operating loss includes a charge of $1,514,000 for settlement of an employment contract and a charge of $1,584,000 related to the write-off of certain impaired assets.

(f)
Income before income taxes includes a pretax gain of $43,185,000 from the sale of the Company's INTERMAT, Inc. subsidiary ("INTERMAT").

(g)
Certain liabilities were restated due to a correction of an error related to periods prior to 2001. See Note 3 to the consolidated financial statements.

(h)
An income tax benefit of $8,641,000 was recorded related primarily to the Company's recognition of net operating loss carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the consolidated financial statements included in this report.

General

        Strategic Distribution, Inc. and subsidiaries (the "Company") provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial and institutional customers, primarily through its In-Plant Store® program. The Company became a provider of the In-Plant Store program in 1994 and conducts its U.S. operations primarily through its wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA"). ISA changed its name to SDI, Inc. effective January 26, 2004.

        As part of the year-end closing process, the Company determined that certain liabilities to its materials suppliers, which were accrued prior to 2001, were overstated by $827,000. As a result, the consolidated financial statements were restated to reflect a decrease of $827,000 to the accumulated deficit account as of December 31, 2000 for the correction of errors that arose in periods prior to 2001. See Note 3 to the consolidated financial statements included in this report.

        The Company experienced a decline of 46.9% in revenues from 2002 to 2003. The majority of the decline in revenues was attributable to the loss of two large customers: (1) El Paso Corporation ("EPC") in July of 2003 and (2) Kraft in September of 2002. The remainder of the decline in sales was attributable to the loss of nine other customers and to a decline in continuing business of $5.8 million. The returns attributable to these customers were less than the Company prefers today. The Company anticipates the loss of five customers during the first two quarters of 2004. Many of the Company's customers experienced business downturns over the last two years and a number of the lost customers, including EPC and Kraft, were due to customers' decisions to reduce outside services and manage their indirect materials programs with their own resources. The Company has recently entered into agreements with six new customers including two large customers. The Company has actively increased its marketing efforts to expand the business in the direction of fee for services, rather than product focused. The Company has enhanced this service offering through enhanced systems capabilities and by providing more flexible solutions, including the needs of smaller sites that do not require an In-Plant Store program onsite. These new contracts deliver a more favorable return than historical contracts. Termination of contracts and economic downturn affecting the Company's customers, negatively impacts the Company's revenues and earnings, and its ability to effectively implement improvements in the In-Plant Store program. The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate. There can be no assurance, however, that the Company will not experience further reductions in business or asset losses.

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

Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company's consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include the following:

  •
  Reserves and Accrued Liabilities:  The Company provides reserves or accrued liabilities in accordance with generally accepted accounting principles for events such as site closures, to record assets at estimated net realizable values and to record probable contingent liabilities. In addition, in the ordinary course of business, management makes estimates of accrued liabilities to suppliers and other service providers. The amounts of such reserves and liabilities are based on information and assumptions that the Company deems reasonable and probable at the time. The matters that give rise to such provisions are inherently uncertain and require complex and subjective judgments.

  •
  Allowance for doubtful accounts:  The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company's review and assessment of its customers' ability to make required payments. If the financial condition of the Company's customers were to deteriorate, additional allowances might be required.

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

  •
  Recoverability of assets:  The Company makes significant estimates relating to the recoverability of assets, such as inventory and long-lived assets and the assessment of litigation and other contingencies. The Company's ability to recover the value of its inventory depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. The recoverability of long-lived assets is highly dependant on the Company's business volume and application of the applicable accounting standards requires significant judgments and estimates.

        Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2003 are reasonable, actual results could differ materially from estimated amounts recorded in the Company's consolidated financial statements.

Contract Terminations

        In May 2003, the Company announced that it agreed to terminate its In-Plant Store services agreements with EPC, its largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company's revenues from EPC for fiscal 2003, 2002 and 2001 were $16.0 million, $34.7 million, and $36.5 million, respectively. There were no accounts receivable or inventory related to EPC at December 31, 2003.

        During 2001 and early 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. During the second quarter of 2002, the Company and Kraft finalized a transition plan, provided the affected workforce with information concerning employment opportunities with either the Company or Kraft and provided severance benefits to those employees whose positions were being eliminated in the workforce reduction. In connection therewith, the Company recorded severance expense of $700,000 during the second quarter of 2002, which was paid prior to December 31, 2002. The Company's Kraft revenues for fiscal 2002 and 2001 were $77.0 million ($50.8 million excluding the Kraft inventory sale) and $86.1 million, respectively. There were no accounts receivable or inventory related to Kraft at December 31, 2002. There are no significant additional Kraft revenues, expenses or cash flows expected in the future.

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

Results of Operations

        The following table of revenues and percentages sets forth selected items of the results of operations:

	Years ended December 31,
	2003	2002	2001
Revenues	$134,557,000	$253,583,000	$319,619,000

Revenues	100.0%	100.0%	100.0%
Cost of materials	77.7	80.9	82.0
Operating wages and benefits	8.6	7.3	8.2
Other operating expenses	2.7	2.6	3.0
Selling, general and administrative expenses	11.6	8.1	10.8
Severance and asset impairment expenses	—	1.8	—
Operating loss	(0.6)	(0.7)	(4.0)
Interest income (expense), net	0.4	0.2	(0.1)
Loss from operations before income taxes and cumulative effect of accounting change	(0.2)	(0.5)	(4.1)
Income tax expense	(0.3)	(0.1)	—
Loss from operations	(0.5)	(0.6)	(4.1)
Cumulative effect of accounting change	—	(0.7)	—
Net loss	(0.5)	(1.3)	(4.1)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

	2003	2002	Change
Revenues	$134,557,000	$253,583,000	(46.9)%

        Revenues for the year ended December 31, 2003 decreased $119.0 million or 46.9% to $134.6 million from $253.6 million for the year ended December 31, 2002. The termination of contracts with customers throughout fiscal 2002 and 2003 is the primary cause for the revenue reduction. The closing of two customers, Kraft ($77.0 million) and EPC ($18.7 million) accounted for $95.7 million of the overall decrease. Revenues for the year ended December 31, 2002 included $26.2 million related to the sale of Kraft inventory in connection with the termination of the Kraft services agreement. The remaining decrease of $23.3 million was due to the termination of other customer contracts of $19.7 million and the reduction in our continuing business of $5.6 million, partially offset by increases in revenue in our Mexican operations of $1.0 million and an increase in revenue relating to a one-time $1.0 million inventory sale to an existing customer that reduced its In-Plant Store program during the third quarter of 2003.

        During 2003, the Company incurred $4.6 million of costs for supplies shipped to a new customer. The Company did not recognize revenue on the shipment of supplies as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). As of December 31, 2003, the $4.6 million of costs relating to the supplies shipped to the new customer were included in inventory on the Company's consolidated balance sheet. The supplies shipped to this customer were of a seasonal nature.

        As a result of the termination of the In-Plant Store services agreement with EPC, Kraft and other customers and the slowdown of the introduction of new sites, the Company did not achieve historic levels of revenue during 2003. Additional contract terminations and revenue declines in the Company's remaining business may cause future operating results to differ significantly from historical results reported. Future growth in the Company's business is highly dependant on its ability to attract new customers. The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines. Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and determinations by the Company that certain costs are necessary to improve the Company's technology and service offerings and to obtain new business.

        Coors Brewing Company, comprised 14.1% of the 2003 revenue and less than 10% in fiscal 2002. EPC, which terminated its contract with the Company during the third quarter of 2003, comprised 11.9% and 13.7% of the Company's revenue for the years ended December 31, 2003 and 2002, respectively. Kraft comprised approximately 30.4% (20.0% excluding the Kraft inventory sale) of the Company's revenues during the year ended December 31, 2002.

Cost of Materials / Gross Margin

	2003	2002	Change
Cost of Materials	$104,601,000	$205,274,000	(49.0)%
Cost of Materials %	77.7%	80.9%	(3.2)%
Gross Margin %	22.3%	19.1%	3.2%

        Cost of materials as a percentage of revenues decreased to 77.7% for the year ended December 31, 2003 from 80.9% in 2002. During the year ended December 31, 2002, the high dollar/low margin sale of Kraft inventory produced $1.7 million of gross margin, which accounted for 1.4% of higher cost of material percentage for the period. Excluding the aforementioned sale, the Company's overall gross margin increased 1.8% for the year ended December 31, 2003 as compared to 2002. Approximately 1.1% of this increase was due to a greater portion of management service fees in the revenue mix during fiscal 2003. Management service fees have no direct material costs. The remainder of the change of approximately $0.9 million or 0.7% is attributable to reductions in the consolidated cost of goods sold during the fourth quarter of 2003 as result of decreases in previously estimated liabilities for product purchases. Further explanation of this benefit is discussed in Footnote 3 to the consolidated financial statements.

Other

	2003	2002	Change
Operating Wages and Benefits	$11,568,000	$18,466,000	(37.4)%
Operating Wages and Benefits %	8.6%	7.3%	1.3%
Other Operating Expenses	$3,606,000	$6,537,000	(44.8)%
Other Operating Expenses %	2.7%	2.6%	0.1%
Selling, General and Administrative Expenses	$15,635,000	$20,558,000	(23.9)%
Selling, General and Administrative Expenses %	11.6%	8.1%	3.5%
Severance and Asset Impairment Expense	$—	$4,500,000	100.0%
Severance and Asset Impairment Expense %	—	1.8%	(1.8)%
Interest Income, net	$496,000	$437,000	13.5%
Interest Income, net %	0.4%	0.2%	0.2%
Income Tax Expense	$367,000	$164,000	123.8%
Income Tax Expense %	0.3%	0.1%	0.2%

        Operating wages and benefits expense as a percentage of revenues increased to 8.6% for the year ended December 31, 2003 from 7.3% in 2002. Excluding revenue from the Kraft inventory sale, the percentage for the year ended December 31, 2002 was 8.1%. The Company's operating wages and benefits were reduced by $6.9 million or 37.4% during 2003 in conjunction with contract terminations. However, as a percentage of revenue these expenses increased, excluding the impact of the Kraft inventory sale, by approximately 0.5%. The comparable year over year percentage reflects the Company's effort to reduce costs commensurate with declines in the Company's revenue base. These efforts were offset by increases in the cost of medical and dental benefits and pay rate increases on a lower revenue base. Continued declines in business volume from existing customers may result in lower productivity and negatively impact the Company's ability to maintain staff at optimum levels.

        Other operating expenses as a percentage of revenues increased 0.1% to 2.7% for the year ended December 31, 2003 from 2.6% in 2002. The Company's operating expenses were reduced by $2.9 million during 2003 in conjunction with contract terminations. These expense reductions were primarily due to decreased depreciation and amortization of approximately $0.9 million, temporary labor of $0.6 million and data / telecommunications of $0.5 million. The reduction in depreciation and amortization is due in large part to the asset impairment charge recorded in the second quarter of 2002. Other operating expenses from continuing sites remained approximately the same as the prior year.

        Selling, general and administrative expenses as a percentage of revenues increased to 11.6% for the year ended December 31, 2003 from 8.1% in 2002. When revenue from the Kraft inventory sale is excluded, the percentage for the year ended December 31, 2002 was 9.0%. The Company's selling, general and administrative expenses were reduced by $4.9 million during 2003 in conjunction with contract terminations. This decrease was primarily from reductions in wages and benefits of non-operational employees of $2.6 million, bad debt expense of $1.1 million, legal fees of $0.5 million and travel and travel related expenses of $0.5 million. The primary reason for these decreases is due to the reduction in the Company's overall business and a legal settlement for outstanding accounts receivable balances that was settled more favorably than estimated by $0.7 million. Offsetting these decreases, during the fourth quarter of 2003, the Company recorded approximately $0.5 million in expense as a result of repricing the Company's outstanding stock options and changing the methodology for administering the Company's vacation policy. The increase in the selling, general and administrative costs as a percentage of revenue, excluding the impact of the Kraft inventory sale, from 9.0% to 11.6% is primarily attributable to non-operational employee wages and benefits and other fixed costs as a percentage of a much lower revenue base. The Company's ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenue is highly dependent upon the Company's ability to expand its revenue base. Management believes the current cost structure of the Company will enable future growth. Potential cost reductions, if taken, could potentially inhibit that growth.

        During the year ended December 31, 2002, the Company recorded charges of $4,500,000, or 1.8% of revenues, in connection with the termination of the Kraft services agreement. The charges include $700,000 of severance expense and $3,800,000 of long-lived asset impairment expense. See "Contract Terminations," above.

        Interest income was $496,000 for the year ended December 31, 2003 compared to interest income of $437,000 for the comparable period in 2002. During 2003, the average monthly cash balance was approximately $8.6 million higher than in 2002. The large increase in the Company's cash balance occurred in May of 2002 as a result of the inventory sale to Kraft. Fiscal 2003 had a full year of benefit of this larger balance. As of December 31, 2003, the total cash, cash equivalent and short term investments had decreased by $13.8 million to $29.8 million as compared to December 31, 2002.

        Income tax expense of $367,000 was recorded on income earned from the Company's Mexican operations during the year ended December 31, 2003. There was no tax benefit recorded for pretax losses of the Company's U.S. operations for the year ended December 31, 2003. The realization of income tax benefits from such losses is dependent on future events that cannot currently be deemed more likely than not to occur.

        During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and recorded a one-time non-cash charge of $1.9 million to write-off the carrying value of its goodwill. Such charge is non-recurring in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations.

        Net loss for the year ended December 31, 2003 was $724,000, compared to net loss of $3,418,000 in 2002, as a result of the operating results previously discussed and the cumulative effect of the accounting change to write-off the Company's goodwill.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

	2002	2001	Change
Revenues	$253,583,000	$319,619,000	(20.7)%

        Revenues for the year ended December 31, 2002 decreased 20.7% to $253.6 million from $319.6 million for the year ended December 31, 2001. Revenues for the year ended December 31, 2002 include $26.2 million related to the sale of Kraft inventory in connection with the termination of the Kraft services agreement. Excluding the one-time sale of Kraft inventory, revenues for the year ended December 31, 2002 declined 28.9% from the comparable period in 2001. Termination of the Kraft services agreement accounted for $35.3 million (11.0%) of the revenue decline for the year ended December 31, 2002 as compared to the respective period in 2001. The weakened U.S. economy reduced mature store revenues by approximately $10.0 million (3.1%) for the year ended December 31, 2002 as compared to 2001. Revenue declines related to other site closings, including unprofitable contracts, partially offset by increased revenues from maturing sites during the year ended December 31, 2002, accounted for the remaining 14.8% of the net decline for the year.

        As a result of the termination of the In-Plant Store services agreement with Kraft, the slowdown of the introduction of new sites and the closing of unprofitable sites, the Company did not achieve historic levels of revenue during 2002. Kraft comprised approximately 30.4% (20.0% excluding the Kraft inventory sale) and 26.9% of the Company's revenues during the years ended December 31, 2002 and 2001. The Company's second largest customer, El Paso Corporation, comprised approximately 13.7% and 11.4% of the Company's revenues during the years ended December 31, 2002 and 2001. As noted previously, the Company lost EPC as a customer during fiscal 2003.

Cost of Materials / Gross Margin

	2002	2001	Change
Cost of Materials	$205,274,000	$262,167,000	(21.7)%
Cost of Materials %	80.9%	82.0%	(1.1)%
Gross Margin %	19.1%	18.0%	1.1%

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

Other

	2002	2001	Change
Operating Wages and Benefits	$18,466,000	$26,102,000	(29.3)%
Operating Wages and Benefits %	7.3%	8.2%	(0.9)%
Other Operating Expenses	$6,537,000	$9,605,000	(31.9)%
Other Operating Expenses %	2.6%	3.0%	(0.4)%
Selling, General and Administrative Expenses	$20,558,000	$34,522,000	(40.4)%
Selling, General and Administrative Expenses %	8.1%	10.8%	(2.7)%
Severance and Asset Impairment Expense	$4,500,000	—	0.0%
Severance and Asset Impairment Expense %	1.8%	—	1.8%
Interest Income, net	$437,000	54,000	709.3%
Interest Income, net %	0.2%	—	0.2%
Income Tax Expense	$164,000	—	0.0%
Income Tax Expense %	0.1%	—	0.1%

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

        During the year ended December 31, 2002, the Company recorded charges of $4,500,000, or 1.8% of revenues, in connection with the termination of the Kraft services agreement. The charges included

$700,000 of severance expense and $3,800,000 of long-lived asset impairment expense. See "Contract Terminations", above.

        Interest income, net was $437,000 for the year ended December 31, 2002 compared to interest expense, net of $348,000 for the comparable period in 2001. The Company had no borrowings against its credit facility during 2002, and invested its available cash, including cash received from the sale of Kraft inventory.

        Income tax expense of $164,000 was recorded on income earned from the Company's Mexican operations during the year ended December 31, 2002. There was no tax benefit recorded for pretax losses of the Company's U.S. operations for the year ended December 31, 2002. The realization of income tax benefits from such losses is dependent on future events that cannot currently be deemed more likely than not to occur. The Company's net loss for 2002 includes the write-off of $1.9 million of goodwill that was not deductible for federal income tax purposes.

        During the first quarter of 2002, the Company adopted SFAS 142 and recorded a one-time, non-cash charge of $1.9 million to write-off the carrying value of its goodwill. Such charge was non-recurring in nature and was reflected as cumulative effect of accounting change in the accompanying consolidated statement of operations.

        Net loss for the year ended December 31, 2002 was $3,418,000, compared to net loss of $13,125,000 in 2001, as a result of the operating results previously discussed and the cumulative effect of the accounting change to write-off the Company's goodwill.

Liquidity and Capital Resources

        As of December 31, 2003, the Company had $29.8 million of cash, cash equivalents and short term investments. The Company is currently evaluating strategic alternatives for the use of its cash balances. The Company believes that cash on hand and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

        Net cash provided by operating activities was $1.8 million for the year ended December 31, 2003 compared to $40.6 million in 2002. As previously mentioned, the Company did not recognize revenue on approximately $4.6 million of costs for supplies shipped to a new customer as a result of not meeting all of the requirements of SAB 104. This amount is reflected as cash used from operations during 2003. The Company anticipates recognizing the revenue related to these costs plus gross margin during the first quarter of 2004. During 2002, the Company received $26.2 million from the one-time sale of inventory to Kraft in connection with the termination of the Kraft services agreement. The Company completed the transition of all storerooms to Kraft during 2002 and reduced Kraft accounts receivable by $12.2 million during the year. Also during 2002, the Company received federal income tax refunds of $4.1 million related to the filing of its year end 2000 and 2001 income tax returns. The remaining change in cash provided was primarily due to increased cash generated from the Company's operations and accounts receivable collections offset by reduction of amounts due to suppliers.

        As of December 31, 2003, accounts receivable, net on the consolidated balance sheet included outstanding balances of approximately $0.7 million with three terminated accounts with which the Company is involved in litigation. Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

        Net cash used in investing activities was $5.3 million for the year ended December 31, 2003 compared to $0.1 million in 2002. During 2003, the Company invested $5.1 million in short-term investments and purchases approximated $0.2 million of computer systems and related equipment.

        Net cash used in financing activities was $15.2 million for the year ended December 31, 2003 compared to $0.5 million in 2002. During the fourth quarter of 2003, the Company declared and paid a cash distribution, which is deemed to be a return of capital for tax purposes, of $5.00 per share to shareholders. The total cash outflow for this dividend was approximately $14.6 million. In addition, during 2003, the Company used $0.6 million to repurchase 45,476 shares of its common stock under a stock repurchase program, of which 876 of the shares were cancelled, partially offset by the issuance of 3,572 shares of common stock upon exercise of stock options. During the year ended December 31, 2002, the Company repurchased 42,400 shares of its common stock under a stock repurchase program for $0.5 million.

        The Company's revolving Loan and Security Agreement (the "credit facility"), which provided maximum borrowings of $50.0 million, expired on May 8, 2002. After completing the sale of Kraft inventory during the second quarter of 2002, the Company determined that it had sufficient cash and cash equivalents to support its operations and elected not to enter into a new credit facility at that time. Although there can be no assurance, in the event a credit facility is required in the future, the Company expects to be able to obtain a financing commitment, with terms and conditions appropriate for the Company's needs.

        We have no off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Inflation

        The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company's current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

Seasonality

        During 2003, the Company entered into an agreement with a new institutional customer. Due to anticipated concentration of a portion of this customer's annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company. During the third quarter of 2003, the Company incurred $4.6 million of costs for supplies to this customer. The Company has not recognized revenue on the shipment of supplies as a result of not meeting all of the criteria required by SAB 104. As of December 31, 2003, the $4.6 million of costs relating to the supplies shipped to the new customer were included in inventory on the Company's balance sheet. Due to meeting all of the criteria of SAB 104 during the first quarter of 2004, the Company will recognize the revenue related to the $4.6 million of costs deferred as of December 31, 2003. The Company anticipates that it will recognize revenue on two seasonal buys during 2004 due to the recognition of the revenue associated with the aforementioned deferred costs in fiscal 2004. The Company does not expect to recognize revenue associated with two seasonal buys in fiscal 2005.

Recently Issued Accounting Standards

        In December 2003 the SEC issued Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB No. 104") effective December 17, 2003. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB 104.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements with Multiple Deliverables, on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be reflective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. To date, the Company has not experienced an impact from the adoption of this consensus; however, management will evaluate its impact on future arrangements as they occur.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The Company's exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. If market interest rates were to increase by 10% from rates as of December 31, 2003, the effect would not be material to the Company.

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

Item 9A. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Control Over Financial Reporting

        There have not been any changes that have materially affected the Company's internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during the last fiscal quarter.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Index to Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Strategic Distribution, Inc.:

        We have audited the accompanying consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company has restated its consolidated balance sheet as of December 31, 2002 and the consolidated statements of stockholders' equity for the years ended December 31, 2002 and 2001.

        As discussed in Note 6 of the Notes to Consolidated Financial Statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

KPMG LLP

Philadelphia, Pennsylvania
March 29, 2004

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2003	2002
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$24,787	$43,622
Short-term investments	5,053	—
Accounts receivable, net	11,890	22,298
Recoverable income taxes	585	—
Inventories, net	18,930	20,321
Prepaid expenses and other current assets	500	384

Total current assets	61,745	86,625
Office fixtures and equipment, net	3,550	5,018
Deferred income taxes	170	827
Other assets	38	400

Total assets	$65,503	$92,870

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$14,278	$25,744

Total current liabilities	14,278	25,744

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share.
Authorized: 20,000,000 shares; 3,089,601 issued and 2,953,101 outstanding at December 31, 2003; 3,138,258 issued and 3,046,358 outstanding at December 31, 2002	309	314
Additional paid-in capital	82,201	98,008
Accumulated deficit	(29,054)	(28,330)
Accumulated other comprehensive loss	(25)	—
Notes receivable from shareholders	—	(1,303)
Treasury stock, at cost (136,500 and 91,900 shares)	(2,206)	(1,563)

Total stockholders' equity	51,225	67,126

Total liabilities and stockholders' equity	$65,503	$92,870

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share data)

	Years Ended December 31,
	2003	2002	2001
Revenues	$134,557	$253,583	$319,619
Costs and expenses:
Cost of materials	104,601	205,274	262,167
Operating wages and benefits	11,568	18,466	26,102
Other operating expenses	3,606	6,537	9,605
Selling, general and administrative expenses	15,635	20,558	34,522
Severance and asset impairment expenses	—	4,500	—

Total costs and expenses	135,410	255,335	332,396

Operating loss	(853)	(1,752)	(12,777)
Interest income (expense):
Interest expense	—	—	(402)
Interest income	496	437	54

Interest income (expense), net	496	437	(348)

Loss from operations before income taxes and cumulative effect of accounting change	(357)	(1,315)	(13,125)
Income tax expense	(367)	(164)	—

Loss from operations before cumulative effect of accounting change	(724)	(1,479)	(13,125)
Cumulative effect of accounting change	—	(1,939)	—

Net loss	$(724)	$(3,418)	$(13,125)

Net loss per common share—basic and diluted:
Loss from operations	$(0.24)	$(0.48)	$(4.25)
Cumulative effect of accounting change	—	(0.63)	—

Net loss	$(0.24)	$(1.11)	$(4.25)

Weighted average number of shares of common stock outstanding—basic and diluted:	2,989,011	3,084,964	3,088,896

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Notes Receivable	Treasury Stock
Balance at December 31, 2000, as previously reported	$314	$98,008	$(12,614)	$—	$(1,303)	$(1,048)
Prior period adjustment	—	—	827	—	—	—

Balance at December 31, 2000, as restated	314	98,008	(11,787)	—	(1,303)	(1,048)
Net loss	—	—	(13,125)	—	—	—
Repurchase of 2,700 shares	—	—	—	—	—	(25)
Issuance of 237 shares	—	—	—	—	—	—

Balance at December 31, 2001, as restated	314	98,008	(24,912)	—	(1,303)	(1,073)
Net loss	—	—	(3,418)	—	—	—
Repurchase of 42,400 shares	—	—	—	—	—	(490)

Balance at December 31, 2002, as restated	314	98,008	(28,330)	—	(1,303)	(1,563)
Net loss	—	—	(724)	—	—	—
Unrealized loss on investments	—	—	—	(25)	—	—
Repurchase of 45,476 shares	—	(12)	—	—	—	(643)
Exercise of stock options	—	36	—	—	—	—
Distribution to stockholders	—	(14,765)	—	—	—	—
Revaluation of stock options	—	232	—	—	—	—
Cancellation of 51,500 shares for defaulted notes receivable	(5)	(1,298)	—	—	1,303	—
Issuance of 147 shares	—	—	—	—	—	—

Balance at December 31, 2003	$309	$82,201	$(29,054)	$(25)	$—	$(2,206)

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(724)	$(3,418)	$(13,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,730	2,845	4,289
Stock option repricing	232	—	—
Severance and asset impairment	—	3,800	—
Deferred income taxes	657	164	3,906
Cumulative effect of accounting change	—	1,939	—
Changes in operating assets and liabilities
Accounts receivable	10,408	17,496	28,351
Recoverable income taxes	(585)	4,115	(4,700)
Inventories	1,391	23,792	11,215
Accounts payable and accrued expenses	(11,601)	(10,286)	(12,666)
Other, net	246	196	(168)

Net cash provided by operating activities	1,754	40,643	17,102

Cash flows from investing activities:
Purchase of short-term investments	(5,078)	—	—
Additions of property and equipment	(262)	(145)	(2,056)

Net cash used in investing activities	(5,340)	(145)	(2,056)

Cash flows from financing activities:
Issuance of common stock	36	—	—
Repurchases of common stock	(655)	(490)	(25)
Cash distribution to stockholders	(14,630)	—	—
Repayment of notes payable	—	—	(13,250)
Repayment of long-term debt	—	—	(26)

Net cash used in financing activities	(15,249)	(490)	(13,301)

Increase (decrease) in cash and cash equivalents	(18,835)	40,008	1,745
Cash and cash equivalents, beginning of the year	43,622	3,614	1,869

Cash and cash equivalents, end of the year	$24,787	$43,622	$3,614

Supplemental cash flow information:
Taxes paid	$371	$90	$1,783
Interest paid	—	9	509

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business

        Strategic Distribution, Inc. and subsidiaries (the "Company") provides proprietary maintenance, repair and operating ("MRO") supply procurement, handling and data management solutions to industrial and institutional customers, primarily through its In-Plant Store® program. The Company became a provider of the In-Plant Store program in 1994 and conducts its U.S. operations primarily through a wholly-owned subsidiary, Industrial Systems Associates, Inc. ("ISA"). ISA changed its name to SDI, Inc. effective January 26, 2004.

        The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively "Mexico"). Mexico's operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

        Effective May 17, 2001, the Company's shareholders approved a one-for-ten reverse split of its common stock (the "Reverse Split"). The shareholders also approved a decrease in the number of authorized shares of common stock from 50,000,000 shares to 20,000,000 shares. The effect of the Reverse Split has been retroactively reflected as of January 1, 2001 in the consolidated financial statements.

(2) Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

        The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories and income tax assets, and the assessment of litigation and other contingencies. The Company's ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and the Company's ability to enforce provisions of its contracts in the event of disputes. The Company provides reserves or accrues liabilities in accordance with generally accepted accounting principles, to record assets at estimated net realizable values and to record probable contingent liabilities. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments.

        Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2003, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements.

  Cash Equivalents and Short-Term Investments

        All highly liquid investments with a maturity of three months or less when purchased, are considered to be cash equivalents. As of December 31, 2003 and 2002, the Company had investments in cash equivalents and short-term investments of approximately $29,840,000 and $43,622,000, respectively. During the year ended December 31, 2003, the Company made a cash distribution, which is deemed to be a return of capital for tax purposes, to stockholders totaling $14,765,000. (See Note 11, Stockholders' Equity).

        The Company accounts for investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of debt securities at the time of purchase, and reevaluates such designation as of each balance sheet date. The Company has classified their investments as available-for-sale. Available-for-sale securities represent mortgage backed securities and are reported at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends earned on available-for-sale securities are included in investment income. The contractual maturities of the Company's available-for-sale securities at December 31, 2003, are all less than one year. In 2003, the Company had unrealized losses of $25,000 on its available-for-sale securities.

  Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, principally accounts receivable and accounts payable, approximate fair value.

  Inventories

        Inventories, which consisted solely of goods purchased for resale, are stated at the lower of cost (determined on the first-in, first-out basis) or market.

        During 2003, the Company incurred $4,568,000 of costs for supplies shipped to a new customer. The Company did not recognize revenue on the shipment of supplies as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). As of December 31, 2003, the $4,568,000 of costs relating to the supplies shipped to the new customer are included in inventory on the Company's balance sheet. The supplies shipped to this new customer were of a seasonal nature. The Company anticipates recognizing the revenue related to these costs plus gross margin during the first quarter of 2004.

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

Office equipment and software	3 to 7 years
Leasehold improvements	3 to 5 years
Transportation equipment	6 years

  Impairment of Long-Lived Assets

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") requires that long-lived assets, such as office fixtures and equipment and purchased intangibles subject to amortization, be tested for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. (See Note 8, Contract Terminations).

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

  Revenue Recognition

        Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered or services are provided to customers, selling prices are fixed or determinable and collection is reasonably assured.

  Stock-Based Compensation

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended.

        The following table illustrates the effect on net loss of each period if the fair value based method of determining stock-based employee compensation under SFAS No. 123 had been applied to all outstanding awards. (See Note 13, Stock Compensation Plans).

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss—as reported	$(724)	$(3,418)	$(13,125)
Add stock-based employee compensation expense included in reported net loss, net of tax	232	—	—
Less stock-based employee compensation expense determined under the fair value method, net of tax	(139)	(164)	(271)

Net loss—pro forma	$(631)	$(3,582)	$(13,396)

Net loss per share (basic and diluted)— as reported	$(0.24)	$(1.11)	$(4.25)

Net loss per share (basic and diluted)— pro forma	$(0.21)	$(1.16)	$(4.34)

  Comprehensive Loss

        For the year ended December 31, 2003, the Company had unrealized losses of $25,000 on available-for-sale securities. Such losses are reflected as other comprehensive loss in stockholders' equity. Comprehensive loss was $749,000 for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, the comprehensive loss equaled the net loss reported.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) Restatement and Changes in Estimates

        As part of the year end closing process, the Company determined that certain liabilities were overstated. The adjustments required to correct the liabilities caused a decrease of $827,000 in accumulated deficit effective December 31, 2000, for errors that arose in periods prior to 2001 related primarily to material supplies. As a result, the consolidated balance sheet as of December 31, 2002 and the consolidated statements of stockholders' equity for the years ended December 31, 2002 and 2001 were restated to reflect these changes. The consolidated statements of operations and cash flows for the years ended December 31, 2002 and 2001 were not affected by these restatements.

        In addition, the Company determined that certain other liabilities and reserves were overstated by approximately $1,374,000. The adjustments required to correct the liabilities and reserves were based on recent developments that led management to refine estimates related to certain liabilities and reserves. Of these adjustments, $930,000 was reflected as a reduction to cost of materials in 2003 due to overestimated liabilities to suppliers. The remaining adjustments of $444,000 were reflected as reductions in Selling, General and Administrative Expenses and Other Operating Expenses in 2003. (See Note 16, Quarterly Data).

(4) Accounts Receivable

        Accounts receivable is stated net of an allowance for doubtful accounts of $2,588,000 and $3,750,000 at December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, charge-offs against the allowance were $2,235,000, $7,297,000 and $1,482,000, respectively. As of December 31, 2003 and 2002, accounts receivable included outstanding balances of approximately $700,000 and $3,000,000, respectively, with several terminated accounts with which the Company was involved in litigation.

(5) Office Fixtures and Equipment

	December 31,
	2003	2002
	(in thousands)
Office equipment and software	$6,180	$6,286
Leasehold improvements	45	78
Transportation equipment	17	23

	6,242	6,387
Less: Accumulated depreciation and amortization	(2,692)	(1,369)

	$3,550	$5,018

        For the years ended December 31, 2003, 2002 and 2001, depreciation and amortization expense amounted to $1,730,000, $2,797,000 and $4,029,000.

        During the year ended December 31, 2002, the Company recorded a charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of SFAS 144 (see Note 8, Contract Terminations).

(6) Intangible Assets

        SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of the Company's goodwill exceeds its estimated fair value.

        During the year ended December 31, 2002, the Company adopted SFAS 142 and recorded a one-time, non-cash charge of $1,939,000 to write-off the carrying value of its goodwill as of January 1, 2002. The fair value used in determining the amount of impairment was estimated based on quoted market prices for the Company's common stock. This charge was non-recurring in nature and was reflected as "cumulative effect of accounting change" in the accompanying consolidated statements of operations. For the year ended December 31, 2001, amortization of intangible assets was $116,000 ($0.04 per share—basic and diluted).

(7) Accounts Payable and Accrued Expenses

	December 31,
	2003	2002
		(Restated)
	(in thousands)
Accounts payable	$7,806	$16,172
Cash overdraft	925	2,090
Payroll and related expenses	2,077	2,383
Other accrued expenses	3,470	5,099

	$14,278	$25,744

(8) Contract Terminations

        In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation ("EPC"), its largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company's EPC revenues for the years ended December 31, 2003, 2002 and 2001 were $16.0 million, $34.7 million and $36.5 million, respectively. There were no accounts receivable and inventory related to EPC at December 31, 2003.

        During 2001 and early 2002, the Company and its then largest customer, Kraft Foods North America, Inc. ("Kraft") discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. The Company's Kraft revenues for the years ended December 31, 2002 and 2001 were $77.0 million ($50.8 million excluding the Kraft inventory sale) and $86.1 million. There were no accounts receivable and inventory related to Kraft at December 31, 2002.

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

        During the second quarter of 2002, the Company recorded an impairment charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of SFAS 144. The Company provides its MRO procurement, handling and data management services through the In-Plant Store® program utilizing the In-Site® operating system, the Company's proprietary information system. The Company's primary investment in long-lived assets is in the In-Site technology, including supporting equipment or systems such as personal computers and network communications. As a result of the termination of the Kraft services agreement, the Company evaluated, in accordance with SFAS 144, the recoverability of its computer technology over its expected useful life and determined that the value was impaired from the expected underutilization. The Company measured the fair value of the long-lived assets in accordance with SFAS 144 and determined the amount of impairment to be $3,800,000, including $200,000 related to personal computers removed from use and sold or disposed. The Company used an expected present value method with multiple cash flow scenarios and a risk free interest rate as the basis for measuring the fair value of the assets.

(9) Retirement Plan

        The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $40,000, $260,000 and $400,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company's expense for 2003 was reduced by approximately $175,000 of forfeitures from unvested balances of participants.

(10) Income Taxes

        Income tax benefit (expense) from operations is as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$585	$—	$4,118
State	—	—	—
Foreign	(295)	—	—

	290	—	4,118

Deferred:
Federal	(585)	—	(4,118)
State	—	—	—
Foreign	(72)	(164)	—

	(657)	(164)	(4,118)

	$(367)	$(164)	$—

        A reconciliation of the expected Federal income tax benefit (expense) from operations at the statutory rate (34% in 2003, 2002 and 2001) to the Company's income tax expense follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Expected tax benefit	$121	$1,106	$4,462
Increase (decrease) in tax benefit resulting from:
Valuation allowance	(505)	(512)	(4,356)
Nondeductible goodwill	—	(659)	(39)
Other, net	17	(99)	(67)

	$(367)	$(164)	$—

        The components of the net deferred tax asset were as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards (expiring primarily in 2022 and 2023)	$3,593	$96
Alternative minimum tax carryforwards	262	827
Accounts receivable allowance	974	3,112
Inventories	536	635
Accrued expenses	806	1,596
Other	—	52
Valuation allowance	(5,294)	(4,587)

Total deferred tax asset	877	1,731
Deferred tax liabilities:
Property and equipment	(707)	(904)

Net deferred tax asset	$170	$827

        As of December 31, 2003 and 2002, a valuation allowance was established to reduce deferred tax assets to amounts deemed more likely than not to be realizable. The net change in the valuation allowance was an increase of $707,000 and $512,000 for the years ended December 31, 2003 and 2002. Approximately $202,000 of the increase in the 2003 valuation allowance was attributable to a permanent book to tax difference relating to the cancellation of stockholder notes deductible for tax purposes but not book.

(11) Stockholders' Equity

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

        During the year ended December 31, 2003, the Board of Directors of the Company authorized the payment of a cash distribution, which is deemed to be a return of capital for tax purposes, in the amount of $5.00 per share of common stock. The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003. The total amount of the distribution was $14,765,000. Approximately $135,000 remained unpaid as of December 31, 2003.

        During the year ended December 31, 2003, 7% promissory notes receivable amounting to $1,303,000 became due and were in default. The non-recourse notes related to the sale of 51,500 shares of common stock pursuant to Stock Purchase Agreements with three former executives under which the Company held the common stock as collateral. In accordance with its rights under the notes, the Company retained and cancelled the 51,500 shares of common stock. Accordingly, the Company wrote-off the notes and took a corresponding reduction in common stock and additional paid-in capital.

        During 2003, 2002 and 2001 the Company repurchased 45,476, 42,400, and 2,700 shares of common stock at weighted average prices of $14.40, $11.55 and $9.46 per share, respectively, under a repurchase program. Under the repurchase program, the Company is authorized to purchase up to 1,000,000 shares of common stock in privately negotiated transactions or on the open market and in compliance with applicable federal and state securities regulations. At December 31, 2003, the Company had remaining authority to purchase up to 909,424 shares until the repurchase program expiration in June 2004.

(12) Net Loss Per Share

        Net loss per common share—basic and diluted are equal for the years ended December 31, 2003, 2002 and 2001, respectively, because the effect of the assumed issuance of potential shares of common stock is antidilutive as a result of the net loss. As of December 31, 2003, 2002 and 2001, there were stock options outstanding for 59,879 shares, 93,101 shares and 130,516 shares of common stock, respectively.

(13) Stock Compensation Plans

        The Company has two Incentive Stock Option Plans (the "1990 Plan" and the "1999 Plan", collectively referred to as the "ISO Plans") and a Non-Employee Director Stock Plan (the "Director Plan").

        In conjunction with the $5.00 per share cash distribution to stockholders in 2003, the Board of Directors of the Company also approved a $5.00 per share reduction in the exercise price of all outstanding stock options, except where such reduction would result in an exercise price of less than $0.10 per share, effective December 31, 2003, to offset the reduction in the underlying value of the common stock. In accordance with FIN 44, Accounting for Certain Transactions involving Stock Compensation, the Company recorded a non-cash charge of $232,000 in 2003. In addition, the repriced stock options require variable accounting, from the date of modification to the date the stock options are exercised, forfeited or expire unexercised.

        Under the 1999 Plan the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 150,000 shares of common. No new option grants may be made under the 1990 Plan. The ISO Plans provide for the granting of both incentive stock options and options that do not qualify as incentive stock options ("nonqualified options"). In the case of each incentive stock option granted under the ISO Plans, the option price must not be less than the fair market value of the common stock at the date of grant. At date of issuance, all options granted under the ISO Plans are exercisable at not less than the fair market value of the common stock at the date of grant. A significant portion of the options granted under the 1999 Plan are exercisable at 25.0% per year beginning on the first anniversary of the date of grant. A significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant.

        The following table summarizes the option information for options granted under the ISO Plans:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 2000	146,959	$35.85
Options granted during 2001	50,895	$10.70
Options canceled or expired	(80,938)	$35.76

Options outstanding, December 31, 2001	116,916	$24.96
Options canceled or expired	(38,215)	$25.64

Options outstanding, December 31, 2002	78,701	$24.64
Options exercised during 2003	(3,572)	$10.14
Options canceled or expired	(30,850)	$15.21

Options outstanding, December 31, 2003	44,279	$27.54

Options exercisable	30,341	$36.79

        Under the Director Plan the Board is authorized to grant options to purchase up to 27,500 shares of common stock. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. The following table summarizes the option information for options granted under the Director Plan:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 2000	14,800	$32.44
Options granted during 2001	3,200	$6.19
Options canceled or expired during 2001	(4,400)	$58.98

Options outstanding, December 31, 2001	13,600	$17.68
Options granted during 2002	3,200	$12.70
Options canceled or expired during 2002	(2,400)	$45.00

Options outstanding, December 31, 2002	14,400	$12.02
Options granted during 2003	3,600	$14.05
Options canceled or expired during 2003	(2,400)	$25.00

Options outstanding, December 31, 2003	15,600	$6.77

        The Company has an Executive Compensation Plan (the "Executive Plan") under which the Board is authorized to grant up to 50,000 shares of common stock. No shares of common stock have been issued under the Executive Plan.

        The following table summarizes information about stock options outstanding under all plans at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 0.10 - $5.00	18,000	5.7	$2.59	9,750	$1.80
$ 5.01 - $10.00	10,433	3.9	$9.07	6,233	$8.44
$10.01 - $25.00	14,877	5.3	$19.55	13,389	$19.32
$25.01 - $55.00	10,219	3.1	$47.60	10,219	$47.60
$55.01 - $70.00	6,350	2.4	$64.05	6,350	$64.05

	59,879	4.5	$22.13	45,941	$26.60

        The weighted average fair value of options granted for the years ended December 31, 2003, 2002 and 2001 was $9.47, $8.75 and $5.96.

        The fair value based employee compensation of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected life (years)	5.00	5.00	6.38
Interest rate	3.27%	3.03%	4.99%
Volatility	82.78%	86.06%	88.28%
Dividend yield(a)	0.00%	0.00%	0.00%

(a)
Dividend yield excludes the effect of the $5.00 per share cash distribution, which is deemed to be a return of capital for tax purposes, to stockholders in 2003 and assumes the Company will not declare any cash dividends from earnings in the foreseeable future.

(14) Commitments and Contingencies

        The Company leases office space, equipment and vehicles for initial terms of three to five years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 2003 are as follows (in thousands):

2004	$403
2005	$25
2006	$12

        Rental expense for the years ended December 31, 2003, 2002 and 2001, was approximately $789,000, $1,055,000 and $1,076,000, respectively.

        The Company is currently involved in certain legal proceedings, including collection matters with several terminated accounts. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its future consolidated financial position or results of operations.

(15) Segment Information

        The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for its customers.

        During the years ended December 31, 2003, 2002 and 2001, the Company had revenues of $26,088,000, $25,086,000 and $24,865,000 from customers in Mexico. As of December 31, 2003 and 2002, approximately 4.4% and 4.1% of the Company's long-lived assets were located outside of the United States.

        Coors Brewing Company comprised approximately 14.1% of the Company's revenues during the year ended December 31, 2003, but less than 10% during the years ended December 31, 2002 and 2001. EPC comprised approximately 11.9%, 13.7% and 11.4% of the Company's revenues during the years ended December 31, 2003, 2002 and 2001. Kraft comprised approximately 30.4% and 26.9% of the Company's revenues during the years ended December 31, 2002 and 2001. No other customer exceeded 10% of the Company's revenues during the years ended December 31, 2003, 2002 and 2001.

(16) Quarterly Data (in thousands, except per share data)—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003(a,b,c,d)
Revenues	$40,696	$37,390	$30,033	$26,438	$134,557

Operating income (loss)	$137	$294	$(566)	$(718)	$(853)

Net income (loss)	$55	$372	$(461)	$(690)	$(724)

Net income (loss) per common share	$0.02	$0.12	$(0.16)	$(0.23)	$(0.24)

2002(e,f,g,h,i,j)
Revenues	$72,392	$92,582	$47,739	$40,870	$253,583

Operating income (loss)	$392	$(2,412)	$477	$(209)	$(1,752)

Net income (loss)	$(1,670)	$(2,248)	$605	$(105)	$(3,418)

Net income (loss) per common share	$(0.54)	$(0.73)	$0.20	$(0.03)	$(1.11)

(a)
The second quarter of 2003 includes a benefit of $700,000 from a legal settlement for less than amounts previously accrued.

(b)
The fourth quarter of 2003 includes a $930,000 reduction in cost of materials related to changes in previously recorded estimates of liabilities for products purchased.

(c)
The fourth quarter of 2003 includes a charge of $232,000 for the repricing of outstanding stock options.

(d)
The fourth quarter of 2003 includes a charge of $250,000 related to changes in the Company's vacation benefits.

(e)
The second quarter of 2002 includes $26.2 million of revenues and $1.7 million of operating income related to the sale of inventory to Kraft in connection with termination of the Kraft contract. Revenue declines in the third and fourth quarter of 2002 include the effect of the transition of storerooms to Kraft.

(f)
The first quarter of 2002 includes a charge of $1,939,000 for the adoption of SFAS 142 and the associated write-off of goodwill reported as cumulative effect of accounting change.

(g)
The second quarter of 2002 includes a charge of $3,800,000 for the write-down of certain fixed assets in accordance with SFAS 144 related to termination of the Kraft contract.

(h)
The second quarter of 2002 includes severance expense of $700,000 related to termination of the Kraft contract.

(i)
The third quarter of 2002 includes revenues of $900,000 related to an increase in the estimated recoverable value of accounts receivable and inventories in connection with the termination of services agreements.

(j)
The fourth quarter of 2002 includes a cost reduction of $300,000 from an insurance recovery.

(17) Related Party Transactions

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

SCHEDULE II

STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001

(in thousands)

	Balance at Beg. of Period	(Reduction) Charge to Costs and Expenses	Deductions		Transfers		Balance at End of Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	$3,750	$(127)	$(2,235	)(a)	$1,200	(c)	$2,588
Inventory allowance	1,165	(28)	(31	)(b)			1,106
Contract performance accrual	1,311	60			(1,200	)(c)	171
Year Ended December 31, 2002:
Allowance for doubtful accounts	$9,300	$1,122	$(7,297	)(a)	$625	(e)	$3,750
Inventory allowance	1,150	640			(625	)(e)	1,165
Contract performance accrual	1,840	650	(1,179	)(d)			1,311
Year Ended December 31, 2001:
Allowance for doubtful accounts	$2,800	$7,657	$(1,482	)(a)	$325	(e)	$9,300
Inventory allowance	790	685			(325	)(e)	1,150
Contract performance accrual	1,517	616	(293	)(d)			1,840

(a)
Charge-off of uncollectible accounts.

(b)
Disposal of inventory.

(c)
A performance guarantee accrual was settled and reclassified in connection with the collection of an outstanding customer account.

(d)
Payments or credits to customers.

(e)
Inventory subject to the allowance was billed to customers and the related allowance was reclassified.

PART III

Item 10. Directors and Executive Officers of the Company

        The information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2003 (the "Proxy Statement"), under the captions "Election of Directors", "Identification of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

        The information contained in the Proxy Statement under the caption "Approval of Independent Auditors" is incorporated herein by reference.

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

3.1	Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of the Company filed May 16, 2001 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
3.3	Amended and Restated Bylaws of the Company, dated July 24, 1986, as amended (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
10.1	Form of Strategic Distribution, Inc. Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
10.2	Form of Strategic Distribution, Inc. Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
10.3	Form of Amended and Restated Strategic Distribution, Inc. 1996 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).	—
10.4	Asset Purchase Agreement among Strategic Supply, Inc., Coulson Technologies, Inc. and Strategic Distribution, Inc., DXP Acquisition, Inc. and DXP Enterprises, Inc. dated May 27, 1997 (incorporated by reference to Exhibit 2.1 of the Company's June 2, 1997 Current Report on Form 8-K).	—
10.5	Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, BankAmerica Business Credit, Inc. as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).	—
10.6	Executive Employment Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June 30, 1997 Form 10-Q"))	—

10.7	Employment letter, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.8	Stock Purchase Agreement, dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.9	Amendment to Stock Purchase Agreement, dated as of May 5, 1997, amending the Stock Purchase Agreement dated as of April 11, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.10	Amended Loan and Pledge Agreement, dated as of May 5, 1997, by and between Strategic Distribution, Inc. and John M. Sergey (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.11	Secured Non-Recourse Promissory Note, dated May 20, 1997, made by John M. Sergey in favor of Strategic Distribution, Inc. (incorporated by reference to the June 30, 1997 Form 10-Q).	—
10.12	Amendment to Executive Employment Agreement dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 (the "March 31, 1999 Form 10-Q")).	—
10.13	Amended and Restated Loan and Pledge Agreement, dated as of March 11, 1999, by and between the Company and John M. Sergey (incorporated by reference to the March 31, 1999 Form 10-Q).	—
10.14	Amended and Restated Non-Recourse Promissory Note, dated as of March 11, 1999, made by John M. Sergey in favor of the Company (incorporated by reference to the March 31, 1999 Form 10-Q).	—
10.15	Form of Strategic Distribution, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the "June 30, 1999 Form 10-Q") ).	—
10.16	Stock Purchase Agreement between Strategic Distribution, Inc. and Project Software & Development, Inc., dated as of January 11, 2000 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2000 (the "March 17, 2000 Form 8-K")).	—
10.17	Amendment No. 1, dated as of February 29, 2000 to Stock Purchase Agreement between Strategic Distribution, Inc. and Project Software & Development, Inc., dated as of January 11, 2000 (incorporated by reference to Exhibit 2.2 of the Company's March 17, 2000 Form 8-K).	—
10.18
	Consent and Release, dated February 29, 2000, by and among Bank of America, N.A., Mellon Bank, N.A., Industrial Systems Associates, Inc. and INTERMAT, Inc., relating to the Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (the "March 31, 2000 Form 10-Q")).	—

10.19
	Waiver and Amendment No. 1 to Loan and Security Agreement, dated March 2, 2000, by and among Bank of America, N.A., Mellon Bank, N.A., Industrial Systems Associates, Inc. and INTERMAT, Inc., amending the Loan and Security Agreement, dated as of May 8, 1998, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent, Industrial Systems Associates, Inc. as a Borrower and INTERMAT, Inc. as a Borrower (incorporated by reference to the March 31, 2000 Form 10-Q).	—
10.20	First Amended and Restated Loan and Security Agreement, dated April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (the "June 30, 2000 Form 10-Q")).	—
10.21
	Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated July 21, 2000, by and among Bank of America, N.A., Mellon Bank, N.A. and Industrial Systems Associates, Inc., amending the First Amended and Restated Loan and Security Agreement, dated as of April 27, 2000, among the financial institutions named therein as the lenders, Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association, successor-in-interest to BankAmerica Business Credit, Inc.) as the Agent and Industrial Systems Associates, Inc. as the Borrower (incorporated by reference to the June 30, 2000 Form 10-Q).	—
10.22	Executive Employment Agreement dated as of June 27, 2003, between the Company and Richard S. Martin (incorporated by reference to the September 30, 2003 Form 10-Q).	—
10.23	Code of Business Conduct and Ethics for Financial Officers and Senior Executives approved by the Company's Board of Directors on March 29, 2004.	*
21.	List of Subsidiaries of the Company	*
23.	Consent of KPMG LLP	*
31.1	Certificate by the Company's Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.	*
31.2	Certificate by the Company's Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.	*
32.1	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*
(b)
REPORTS ON FORM 8-K

        The Company furnished a Current Report on Form 8-K dated November 14, 2003. Pursuant to Item 9 and Item 12 of Form 8-K, the Company announced its 2003 third quarter results.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2004.

STRATEGIC DISTRIBUTION, INC.
By:	/s/ DONALD C. WOODRING Donald C. Woodring President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

/s/ DONALD C. WOODRING Donald C. Woodring	President and Chief Executive Officer March 30, 2004
/s/ RICHARD S. MARTIN Richard S. Martin	Vice President and Chief Financial Officer (principal financial officer) March 30, 2004
/s/ DAVID L. COURTRIGHT David L. Courtright	Chief Accounting Officer and Controller (principal accounting officer) March 30, 2004
/s/ WILLIAM R. BERKLEY William R. Berkley	Chairman of the Board and Director March 30, 2004
/s/ WILLIAM R. BERKLEY, JR William R. Berkley, Jr	Director March 30, 2004
/s/ ANDREW M. BURSKY Andrew M. Bursky	Director March 30, 2004
/s/ CATHERINE JAMES PAGLIA Catherine James Paglia	Director March 30, 2004
/s/ ROBERT D. NEARY Robert D. Neary	Director March 30, 2004
/s/ JACK H. NUSBAUM Jack H. Nusbaum	Director March 30, 2004
/s/ JOSHUA A. POLAN Joshua A. Polan	Director March 30, 2004

/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director March 30, 2004
/s/ RONALD C. WHITAKER Ronald C. Whitaker	Director March 30, 2004

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
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
10.22	Executive Employment Agreement dated as of June 27, 2003, between the Company and Richard S. Martin (incorporated by reference to the September 30, 2003 Form 10-Q).
10.23	Code of Business Conduct and Ethics for Financial Officers and Senior Executives approved by the Company's Board of Directors on March 29, 2004.
21.	List of Subsidiaries of the Company
23.	Consent of KPMG LLP
31.1	Certificate by the Company's Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.
31.2	Certificate by the Company's Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.
32.1	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
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
STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES Valuation and Qualifying Accounts Years ended December 31, 2003, 2002 and 2001 (in thousands)
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX