Form 10-Q
period 2004-03-31
STRATEGIC DISTRIBUTION INC
filed 2004-05-14
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)..    Yes ☐   No ☒

Number of Common Shares outstanding at May 10, 2004: 2,953,308

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,191	$24,787
Short-term investments	5,081	5,053
Accounts receivable, net	20,528	11,890
Recoverable income taxes	—	585
Inventories	14,038	18,930
Prepaid expenses and other current assets	874	500

Total current assets	62,712	61,745

Office fixtures and equipment, net	3,222	3,550
Deferred income taxes	210	170
Other assets	38	38

Total assets	$66,182	$65,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,471	$14,278

Total current liabilities	15,471	14,278

Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,089,808 issued and 2,953,308 outstanding at March 31, 2004; 3,089,601 issued and 2,953,101 outstanding at December 31, 2003	309	309
Additional paid-in capital	82,162	82,201
Accumulated deficit	(29,529)	(29,054)
Accumulated other comprehensive loss	(25)	(25)
Treasury stock, at cost (136,500 and 136,500 shares)	(2,206)	(2,206)

Total stockholders’ equity	50,711	51,225

Total liabilities and stockholders’ equity	$66,182	$65,503

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
Revenues	$32,026	$40,696
Cost and expenses:
Cost of materials	25,567	32,113
Operating wages and benefits	2,292	3,398
Other operating expenses	818	1,015
Selling, general and administrative expenses	3,878	4,033
Total costs and expenses	32,555	40,559
Operating income (loss)	(529)	137
Interest income	85	143
Income (loss) before income taxes	(444)	280
Income tax expense	(31)	(225)
Net income (loss)	$(475)	$55

Net income (loss) per common share - basic and diluted:	$(0.16)	$0.02

Weighted average number of shares of common stock outstanding:
Basic	2,953,301	3,037,779
Diluted	2,953,301	3,048,307

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(475)	$55
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	399	434
Stock option income	(40)	—
Deferred income taxes	(40)	225
Changes in operating assets and liabilities:
Accounts receivable	(8,638)	1,741
Recoverable income taxes	585	—
Inventories	4,892	1,213
Accounts payable and accrued expenses	1,233	(450)
Other, net	(374)	(307)
Net cash provided by (used in) operating activities	(2,458)	2,911
Cash flows from investing activities:
Short-term investments	(28)	—
Additions of office fixtures and equipment	(71)	(18)
Net cash used in investing activities	(99)	(18)
Cash flows from financing activities:
Issuance of common stock	1	—
Repurchase of common stock	—	(119)
Distribution to shareholders	(40)	—
Net cash used in financing activities	(39)	(119)
Increase (decrease) in cash and cash equivalents	(2,596)	2,774
Cash and cash equivalents, beginning of the period	24,787	43,622
Cash and cash equivalents, end of the period	$22,191	$46,396
Supplemental cash flow information:
Taxes paid	$277	$62

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2004 and 2003 have been included.  The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.                                      Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (“FIN 44”), to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended.

The following table illustrates the effect on net income (loss) of each period if the fair value based method of determining stock-based employee compensation under SFAS No. 123 had been applied to all outstanding awards.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)

Net income (loss) as reported	$(475)	$55
Stock-based employee compensation income included in reported net income (loss), net of tax	(40)	—
Less stock-based employee compensation expense determined under the fair value method, net of tax	(6)	(17)
Net income (loss) pro forma	$(521)	$38

Net income (loss) per share (basic and diluted) as reported	$(0.16)	$0.02

Net income (loss) per share (basic and diluted) pro forma	$(0.18)	$0.01

3.                                      Contract Terminations

In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation (“EPC”), its largest customer.  The Company transitioned all storerooms to EPC during July 2003.  The Company’s EPC revenues for the three months ended March 31, 2003 were $7,500,000.  There were no accounts receivable or inventory related to the EPC services agreements at March 31, 2004.

4.                                      Cash, Cash Equivalents and Short-Term Investments

At March 31, 2004 and December 31, 2003, the Company had approximately $27,272,000 and $29,840,000, respectively, in cash, cash equivalents and short-term investments.  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.  The Company’s investment policy limits investments to highly rated and highly liquid instruments of U.S. banks, the U.S. government or government agencies, and commercial money market funds.

5.                                      Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $2,541,000 and $2,588,000 at March 31, 2004 and December 31, 2003, respectively.

6.                                      Inventories

During 2003, the Company incurred $4,568,000 of costs for supplies shipped to a new customer and did not recognize revenue on the shipment of supplies as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). As of December 31, 2003, the $4,568,000 of costs relating to the supplies shipped to the new customer were included in inventory on the Company’s consolidated balance sheet. The supplies shipped to this new customer were of a seasonal nature. The Company recognized the revenue related to these costs plus gross margin during the first quarter of 2004.

7.                                      Stockholders’ Equity

During the three months ended March 31, 2004, the Company issued 207 shares of common stock at a weighted average price of $7.10 per share in connection with the exercise of stock options.  During the three months ended March 31, 2003, the Company repurchased 9,500 shares of common stock at a weighted average price of $12.50 per share under a repurchase program that expires in June 2004.

During the year ended December 31, 2003, the Board of Directors of the Company authorized the payment of a cash distribution, which was deemed to be a return of capital for tax purposes, in the amount of $5.00 per share of common stock.  The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003.  The total amount of the distribution was $14,765,000, of which approximately $95,000 remained unpaid as of March 31, 2004.

8.                                      Net Income (Loss) Per Share

Net loss per common share - basic and diluted are equal for the three months ended March 31, 2004, because the effect of the assumed issuance of potential shares of common stock is antidilutive.  For the three months ended March 31, 2003, the weighted average number of shares used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 10,528 shares under the treasury stock method.  Options to purchase approximately 50,000 shares at prices ranging from $14.40 to $69.40 per share were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options’ exercise prices for substantially all of the three consecutive months ending on March 31, 2003.  As of March 31, 2004 and

2003, there were stock options outstanding for approximately 57,000 and 82,000 common shares, respectively.

9.                                      Segment Information

The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for its customers.

10.                               Related Parties

During the quarter ended March 31, 2004, the Company obtained insurance brokerage services and incurred fees for such services totaling approximately $40,000. The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial position for the quarters ended March 31, 2004 and 2003, and the financial condition as of March 31, 2004.

General

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides proprietary maintenance, repair and operating (“MRO”) supply procurement, handling and data management solutions to industrial and institutional customers. The Company became a provider of the In-Plant Store program in 1994 and conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc (“SDI”). SDI was previously known as Industrial Systems Associates, Inc.

Certain statements in this Form 10-Q constitute forward-looking statements which involve risks and uncertainties.  The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company’s ability to obtain new customers and manage growth, the Company’s ability to enforce provisions of its contracts, termination of contracts, competition in the Company’s business, the Company’s dependence on key personnel and the effects of recession on the Company and its customers.  In the event of economic downturn, the Company could experience customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company’s customers.

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

•                  Recoverability of assets: The Company makes significant estimates relating to the recoverability of assets, such as inventory and long-lived assets and the assessment of litigation and other contingencies. The Company’s ability to recover the value of its inventory depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. The recoverability of long-lived assets is highly dependant on the Company’s business volume and application of the applicable accounting standards requires significant judgments and estimates.

Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2004 are reasonable, actual results could differ materially from estimated amounts recorded in the Company’s consolidated financial statements.

Contract Terminations

In May 2003, the Company announced that it agreed to terminate its In-Plant Store services agreements with EPC, its largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company’s revenues from EPC for the first quarter of 2003 were $7.5 million. There were no accounts receivable or inventory related to EPC at March 31, 2004.

Results of Operations

The following table of revenues and percentages sets forth selected items of the results of operations:

	Three Months ended March 31,
	2004	2003

Revenues	$32,026,000	$40,696,000

Revenues	100.0%	100.0%
Cost of materials	79.8	78.9
Operating wages and benefits	7.2	8.4
Other operating expenses	2.6	2.5
Selling, general and administrative expenses	12.1	9.9
Operating income (loss)	(1.7)	0.3
Interest income	0.3	0.4
Income tax expense	(0.1)	(0.6)
Net income (loss)	(1.5)	0.1

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues

	Three Months Ended March 31,
	2004	2003	Change

Revenues	$32,026,000	$40,696,000	(21.3)%

Revenues for the three months ended March 31, 2004 decreased $8.7 million or 21.3% to $32.0 million from $40.7 million for the three months ended March 31, 2003. The termination of contracts with customers during fiscal 2003 was the primary cause for the revenue reduction. The termination of the EPC contract accounted for $7.5 million of the overall decrease.  The remaining decrease of $1.2 million was due to the termination of other customer contracts of $5.4 million ($2.5 million of the $5.4 was related to a final inventory sale in the three months ended March 31, 2003) and the reduction in our continuing business of $1.5 million, partially offset by the recognition of product revenues and other service fees related to a new customer. The revenue related to this new customer in the amount of $5.7 million, relates to supplies shipped during the third quarter of 2003 and other service fee revenue.

As a result of the termination of the In-Plant Store services agreements with EPC and with other customers and the slowdown of the introduction of new sites, the Company did not achieve historical levels of revenue during the first quarter of 2004. Additional contract terminations and revenue declines in the Company’s remaining business may cause future operating results to differ significantly from historical results reported. Future growth in the Company’s business is highly dependant on its ability to attract new customers. The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines. Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and determination by the Company that certain costs are necessary to improve the Company’s technology and service offerings and to obtain new business.

As a result of the recognition of the $5.7 million related to the New York Department of Education, this new customer comprised 17.7% of the Company’s revenue for the three months ended March 31, 2004.  There were no revenues from this customer during the three months ended March 31, 2003.  Coors Brewing Company comprised 17.1% and 11.9% of the Company’s revenue for the three months ended March 31, 2004 and 2003, respectively. EPC, which terminated its contract with the Company during the third quarter of 2003, comprised 18.4% of the Company’s revenue for the quarter ended March 31, 2003.

Cost of Materials / Gross Margin

	Three Months Ended March 31,
	2004	2003	Change

Cost of Materials	$25,567,000	$32,113,000	(20.4)%
Cost of Materials%	79.8%	78.9%	0.9%
Gross Margin%	20.2%	21.1%	(0.9)%

Cost of materials as a percentage of revenues increased to 79.8% for the quarter ended March 31, 2004 from 78.9% in the first quarter of 2003.  The majority of the increase (0.6% of the total increase of 0.9%) in the cost of materials as a percentage of revenue was attributable to a shift in our revenue mix to revenues that have higher costs of materials as a percentage of revenue, but yield greater operational income due to lower operating costs.

Other

	Three Months Ended March 31,
	2003	2002	Change

Operating Wages and Benefits	$2,292,000	$3,398,000	(32.5)%
Operating Wages and Benefits%	7.2%	8.3%	(1.1)%
Other Operating Expenses	$818,000	$1,015,000	(19.4)%
Other Operating Expenses%	2.6%	2.5%	0.1%
Selling, General and Administrative Expenses	$3,878,000	$4,033,000	(3.8)%
Selling, General and Administrative Expenses%	12.1%	9.9%	2.2%
Interest Income	$85,000	$143,000	(40.6)%
Interest Income%	0.3%	0.4%	(0.1)%
Income Tax Expense	$31,000	$225,000	(86.2)%
Income Tax Expense%	0.1%	0.6%	(0.5)%

Operating wages and benefits expense as a percentage of revenues decreased to 7.2% for the quarter ended March 31, 2004 from 8.3% during the same period of 2003. The reduction of the operating wages and benefits expense as a percentage of revenue is primarily attributable to the recognition of revenue related to a new customer during the quarter ended March 31, 2004, that related to supplies shipped during the third quarter of 2003. This recognition of revenue, with minimal operating wage expense, greatly reduced the Company’s overall expense as a percentage of revenue.  Excluding the impact of this revenue and the $2.5 million inventory sale during the quarter ended March 31, 2003, the operating wages and benefits expense as a percentage of revenue remained approximately the same.  Continued declines in business volume from existing customers may result in lower productivity and negatively impact the Company’s ability to maintain staff at optimum levels.

Other operating expenses as a percentage of revenues increased 0.1% to 2.6% for the quarter ended March 31, 2004 from 2.5% for the quarter ended March 31, 2003. Excluding the impact of the recognition of the new customer revenue and the sale of inventory during the first quarter of 2003, other operating expenses as a percentage of revenue increased 0.4%.  The increase in the percentage is primarily related to the impact of certain fixed costs, such as depreciation of the Company’s ERP system, on a declining revenue base.  The Company’s operating expenses were reduced by $0.2 million during the first quarter of 2004 in conjunction with contract terminations

Selling, general and administrative expenses as a percentage of revenues increased to 12.1% for the quarter ended March 31, 2004 from 9.9 % for the quarter ended March 31, 2003. Excluding the impact of the recognition of the new customer revenue and the sale of inventory during the first quarter of 2003, selling, general and administrative expense as a percentage of revenue increased 4.2%. The Company’s selling, general and administrative expenses were reduced by $0.2 million during the first quarter of 2004 as compared to the same period of 2003. This decrease was primarily from reductions in consulting and temporary employment services and certain employee benefit related expenses, offset by increases in commission expense. The increase in the selling, general and administrative costs as a percentage of revenue is primarily attributable to non-operational employee wages and benefits and other fixed costs as a percentage of the lower revenue base. The Company’s ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenue is highly dependent upon the Company’s ability to expand its revenue base. Management believes the current cost structure of the Company will enable future growth.

Potential cost reductions, if taken, could potentially inhibit that growth.

Interest income was $85,000 for the quarter ended March 31, 2004 compared to interest income of $143,000 for the comparable period in 2003. During the three months ended March 31, 2004, the average monthly cash balance was approximately $17.6 million lower than the same comparable period of 2003. The large decrease in the cash balance is primarily attributable to the $5.00 per common share cash distribution paid to the Company’s shareholders in the fourth quarter of 2003.

Income tax expense of $31,000 was recorded on income earned from the Company’s Mexican operations during the quarter ended March 31, 2004. There was no tax expense recorded for the Company’s U.S. operations for the quarter ended March 31, 2004 as a result of the net loss incurred.  The realization of income tax benefits from such losses is dependent on future events that are not currently deemed more likely than not to occur.

Net loss for the quarter ended March 31, 2004 was $475,000, compared to net income of $55,000 in the same comparable period of 2003, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of March 31, 2004, the Company had $27.3 million of cash, cash equivalents and short-term investments. The Company is currently evaluating strategic alternatives for the use of its cash balances. The Company believes that cash on hand and the ability to enter into a new credit facility, if deemed appropriate, will provide sufficient funds to permit the Company to support its operations.

Net cash used in operating activities was $2.5 million for the quarter ended March 31, 2004 compared to net cash provided by operations of $2.9 million for the quarter ended March 31, 2003. Subsequent to March 31, 2004, the Company received approximately $5.7 million relating to the revenue that was recognized in the first quarter in 2004 from a new customer.  The other changes in cash flow from operations were due to weaker operational performance and greater investments in working capital during the quarter ended March 31, 2004 compared to the same period of 2003.

Net cash used in investing activities was $99,000 for the quarter ended March 31, 2004 compared to $18,000 during the quarter ended March 31, 2003. During the first quarter of 2004, the Company invested in short-term investments and purchases of computer systems and related equipment.

Net cash used in financing activities was $39,000 for the quarter ended March 31, 2004 compared to $119,000 during the first quarter of 2003. During the first quarter of 2004, the Company used $40,000 to pay previously undistributed amounts in connection with its 2003 distribution to shareholders of $5.00 per common share. During the quarter ended March 31, 2003, the Company repurchased 9,500 shares of its common stock under a stock repurchase program for $119,000.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Inflation

The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company’s current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

Seasonality

During 2003, the Company entered into an agreement with a new institutional customer. However, revenue related to this agreement was not recognized until the first quarter of 2004 as a result of not meeting all of the criteria required by SAB 104.  Due to anticipated concentration of a portion of this customer’s annual sales, in the future the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company. The Company anticipates that it will recognize revenue on two seasonal buys during 2004 due to the recognition of the revenue during the first quarter of 2004 as previously discussed. The Company does not expect to recognize revenue associated with two seasonal buys in fiscal 2005.

Recently Issued Accounting Standards

None.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of March 31, 2004, the effect would not be material to the Company.

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”). Mexico’s operations are conducted primarily in U.S. dollars, its functional currency, and therefore, the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

Item 4.           CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report, March 31, 2004, (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in reports filed or submitted under the Exchange Act.

(b)                                 Changes in Internal Control Over Financial Reporting

There have not been any changes that have materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during the last fiscal quarter.

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

(b)              Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated March 31, 2004.  Pursuant to Item 7 and 12 of Form 8-K, the Company announced its 2003 fourth quarter and year end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date: May 14, 2004	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date: May 14, 2004	By:	/s/ Richard S. Martin
Richard S. Martin,
Vice President and
Chief Financial Officer

Date: May 14, 2004	By:	/s/ David L. Courtright
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