Form 10-Q
period 2004-06-30
STRATEGIC DISTRIBUTION INC
filed 2004-08-16
CIK 73822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of Common Shares outstanding at August 4, 2004: 2,953,808

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,964	$24,787
Short-term investments	—	5,053
Accounts receivable, net	13,647	11,890
Recoverable income taxes	—	585
Inventories, net	12,876	18,930
Prepaid expenses and other current assets	817	500
Total current assets	60,304	61,745

Office fixtures and equipment, net	2,924	3,550
Deferred income taxes	309	170
Other assets	39	38
Total assets	$63,576	$65,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,510	$14,278
Total current liabilities	13,510	14,278
Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,090,308 issued and 2,953,808 outstanding at June 30, 2004; 3,089,601 issued and 2,953,101 outstanding at December 31, 2003	309	309
Additional paid-in capital	82,169	82,201
Accumulated deficit	(30,206)	(29,054)
Accumulated other comprehensive loss	—	(25)
Treasury stock, at cost (136,500 and 136,500 shares)	(2,206)	(2,206)
Total stockholders’ equity	50,066	51,225
Total liabilities and stockholders’ equity	$63,576	$65,503

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$27,384	$37,390	$59,410	$78,086
Costs and expenses:
Cost of materials	21,288	29,314	46,855	61,427
Operating wages and benefits	2,227	3,233	4,519	6,631
Other operating expenses	880	1,014	1,698	2,029
Selling, general and administrative expenses	3,698	3,535	7,576	7,568
Total costs and expenses	28,093	37,096	60,648	77,655
Operating income (loss)	(709)	294	(1,238)	431
Interest and other income	44	143	129	286
Income (loss) before income taxes	(665)	437	(1,109)	717
Income tax expense	(12)	(65)	(43)	(290)
Net income (loss)	$(677)	$372	$(1,152)	$427

Net income (loss) per common share - basic and diluted	$(0.23)	$0.12	$(0.39)	$0.14

Weighted average number of shares of common stock outstanding:
Basic	2,953,539	3,010,353	2,953,420	3,023,223
Diluted	2,953,539	3,026,064	2,953,420	3,036,357

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,152)	$427
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	789	869
Stock option income	(35)	—
Deferred income taxes	(139)	290
Changes in operating assets and liabilities:
Accounts receivable	(1,757)	1,709
Recoverable income taxes	585	—
Inventories	6,054	3,558
Accounts payable and accrued expenses	(728)	(6,399)
Other, net	(318)	189
Net cash provided by operating activities	3,299	643
Cash flows from investing activities:
Additions of office fixtures and equipment	(163)	(156)
Sale of short-term investments, net	5,078	—
Net cash provided by (used in) investing activities	4,915	(156)
Cash flows from financing activities:
Issuance of common stock	3	—
Distribution to shareholders	(40)	—
Repurchase of common stock	—	(152)
Net cash used in financing activities	(37)	(152)
Increase in cash and cash equivalents	8,177	335
Cash and cash equivalents, beginning of the period	24,787	43,622
Cash and cash equivalents, end of the period	$32,964	$43,957
Supplemental cash flow information:
Taxes paid	$173	$62

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2004 and 2003 have been included.  The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table illustrates the effect on net income (loss) of each period as if the fair-value-based method of determining stock-based employee compensation under SFAS No. 123 had been applied to all outstanding awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss) - as reported	$(677)	$372	$(1,152)	$427
Stock-based employee compensation (income) expense included in reported net income (loss), net of tax	5	—	(35)	—
Less stock-based employee compensation expense determined under the fair value method, net of tax	(6)	(17)	(12)	(34)
Net income (loss) - pro forma	$(688)	$355	$(1,129)	$393
Net income (loss) per share (basic and diluted) - as reported	$(0.23)	$0.12	$(0.39)	$0.14
- pro forma	$(0.23)	$0.12	$(0.38)	$0.13

Net loss per common share – basic and diluted are equal for the three months and six months ended June 30, 2004, because the effect of the assumed issuance of potential shares of common stock is antidilutive.  For the three months and six months ended June 30, 2003, the weighted average number of shares under the treasury stock method, used to calculate diluted net income per common share includes the assumed exercise of stock options equivalent to 15,711 shares and 13,134 shares, respectively.  Options to purchase approximately 50,000 shares at prices ranging from $14.40 to $69.40 per share were outstanding during the three months and six months ended June 30, 2003, but were not included in the computation of diluted net income per common share because the market price of the common shares did not exceed the options’ exercise prices for substantially all of the three consecutive months ending on June 30, 2003.  As of June 30, 2004 and 2003, there were stock options outstanding for approximately 54,000 and 77,000 common shares.

3.             Contract Terminations

In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation (“EPC”), its largest customer.  The Company transitioned all storerooms to EPC during July 2003.  The Company’s EPC revenues for the three and six months ended June 30, 2003 were $7,500,000 and $15,000,000, respectively.  There were no accounts receivable or inventory related to the EPC services agreements at June 30, 2004.

4.             Cash, Cash Equivalents and Short-Term Investments

At June 30, 2004 and December 31, 2003, the Company had approximately $32,964,000 and $29,840,000, respectively, in cash, cash equivalents and short-term investments.  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.  The Company’s investment policy limits investments to highly rated and highly liquid instruments of U.S. banks, the U.S. government or government agencies, and commercial money market funds.

5.             Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $2,378,000 and $2,588,000 at June 30, 2004 and December 31, 2003, respectively.

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

7.             Stockholders’ Equity

During the six months ended June 30, 2004, the Company issued 707 shares of common stock at a weighted average exercise price of $4.62 in connection with the exercise of stock options.

During the six months ended June 30, 2003, the Company repurchased 11,976 shares of common stock at a weighted average price of $12.73 per share under a repurchase program that was due to expire in June 2004.  The repurchase program was extended until June 2005 with the authorization to repurchase up to 1,000,000 shares of the Company’s common stock.

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

During the year ended December 31, 2003, the Board of Directors of the Company authorized the payment of a cash distribution, which was deemed to be a return of capital for tax purposes, in the amount of $5.00 per share of common stock.  The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003.  The total amount of the distribution was $14,765,000, of which approximately $95,000 remained unpaid as of June 30, 2004.

In conjunction with the $5.00 per share cash distribution to stockholders in 2003, the Board of Directors of the Company also approved a $5.00 per share reduction in the exercise price of all outstanding stock options, except where such reduction would result in an exercise price of less than $0.10 per share, effective December 31, 2003, to offset the reduction in the underlying value of the common stock.  In accordance with FIN 44, the Company recorded a non-cash charge of $232,000 in 2003.  In addition, the repriced stock options require variable accounting, from the date of modification to the date the stock options are exercised, forfeited or expire unexercised.  As a result of the variable accounting treatment of the repriced stock options, the Company recorded $35,000 of income during the six months ended June 30, 2004.

8.             Segment Information

The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of Maintenance, Repair and Operating (“MRO”) supplies for its customers.

9.             Related Parties

During the six months ended June 30, 2004, the Company obtained insurance brokerage services and incurred fees for such services of approximately $40,000.  The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial position for the periods described below.

General

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides proprietary maintenance, repair and operating (“MRO”) supply procurement, handling and data management solutions to industrial and institutional customers. The Company conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc (“SDI”).

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

Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2004 are reasonable, actual results could differ materially from estimated amounts recorded in the Company’s consolidated financial statements.

Contract Terminations

In May 2003, the Company announced that it agreed to terminate its In-Plant Store services agreements with El Paso Corporation (“EPC”), its largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company’s revenues from EPC for the three and six months ended June 30, 2003 were $7.5 million and $15.0 million, respectively. There were no accounts receivable or inventory related to EPC at June 30, 2004.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Results of operations for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, were as follows:

	Three months ended June 30,
	2004	2003

Revenues	$27,384,000	$37,390,000
Revenues	100.0%	100.0%
Cost of materials	77.7	78.4
Operating wages and benefits	8.1	8.7
Other operating expenses	3.2	2.7
Selling, general and administrative expenses	13.5	9.5
Operating income (loss)	(2.5)	0.7
Interest and other income	0.2	0.4
Income (loss) before income taxes	(2.3)	1.1
Income tax expense	—	(0.2)
Net income (loss)	(2.3)	0.9

Revenues

	Three Months Ended June 30,
	2004	2003	Change

Revenues	$27,384,000	$37,390,000	(26.8)%

Revenues for the three months ended June 30, 2004 decreased $10.0 million or 26.8% to $27.4 million from $37.4 million for the three months ended June 30, 2003. The termination of contracts with customers during fiscal 2003 and 2004 was the primary cause for the revenue reduction. The termination of the EPC contract accounted for $7.5 million of the overall decrease.  The remaining decrease of $2.5 million was due to the termination of other customer contracts of $3.0 million and a $0.5 million reduction in revenues from continuing customers; partially offset by $1.0 million of revenues earned from new customers.

As a result of the termination of the In-Plant Store services agreement with EPC and other customers and the slowdown of the introduction of new sites, the Company did not achieve historic levels of revenue during the second quarter of 2004. Additional contract terminations and revenue declines in the Company’s remaining business may cause future operating results to differ significantly from historical results reported. Future growth in the Company’s business is highly dependant on its ability to attract new customers. The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines. Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and the determination by the Company that certain costs are necessary to improve the Company’s technology and service offerings.

Coors Brewing Company comprised 17.4% and 12.8% of the Company’s revenue for the three months ended June 30, 2004 and 2003, respectively. EPC, which terminated its contract with the Company during the third quarter of 2003, comprised 20.0% of the Company’s revenue for the quarter ended June 30, 2003.

Cost of Materials / Gross Margin

	Three Months Ended June 30,
	2004	2003	Change

Cost of Materials	$21,288,000	$29,314,000	(27.4)%
Cost of Materials %	77.7%	78.4%	(0.7)%
Gross Margin %	22.3%	21.6%	0.7%

Cost of materials as a percentage of revenues decreased to 77.7% for the quarter ended June 30, 2004 from 78.4% in the second quarter of 2003.  The majority of the decrease was due to a greater proportion of management service and implementation fees in the revenue mix.  Management service and implementation fees have no direct material costs.

Other

	Three Months Ended June 30,
	2004	2003	Change

Operating Wages and Benefits	$2,227,000	$3,233,000	(31.1)%
Operating Wages and Benefits %	8.1%	8.7%	(0.6)%
Other Operating Expenses	$880,000	$1,014,000	(13.1)%
Other Operating Expenses %	3.2%	2.7%	0.5%
Selling, General and Administrative Expenses	$3,698,000	$3,535,000	4.6%
Selling, General and Administrative Expenses %	13.5%	9.5%	4.0%
Interest and Other Income	$44,000	$143,000	(69.2)%
Interest and Other Income %	0.2%	0.4%	(0.2)%
Income Tax Expense	$12,000	$65,000	(81.5)%
Income Tax Expense %	0.0%	0.2%	(0.2)%

Operating wages and benefits expense as a percentage of revenues decreased to 8.1% for the quarter ended June 30, 2004 from 8.7% during the same period of 2003.  The reduction in operating wages and benefits expenses as a percentage of revenue was primarily attributable to the termination of the EPC service agreement.  Operating wages and benefits expenses stated as a percentage of revenue, were higher under the EPC service agreement than in our standard service agreement.  Continued declines in business volume from existing customers may result in lower productivity and may negatively impact the Company’s ability to maintain staff at optimum levels.

Other operating expenses as a percentage of revenues increased 0.5% to 3.2% for the quarter ended June 30, 2004 from 2.7% for the quarter ended June 30, 2003.  The increase in the percentage is primarily related to the impact of certain fixed costs, such as depreciation of the Company’s Electronic Resource Planning (“ERP”) System, on a declining revenue base.

Selling, general and administrative expenses as a percentage of revenues increased to 13.5% for the quarter ended June 30, 2004 from 9.5% for the quarter ended June 30, 2003. The increase in the selling, general and administrative costs as a percentage of revenue is primarily attributable to non-operational employee wages and benefits and other fixed costs as a percentage of the lower revenue base. The Company’s ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenue is highly dependent upon the Company’s ability to expand its revenue base. Management believes the current cost structure of the Company will enable future growth. Potential cost reductions, if taken, could potentially inhibit that growth.  During the quarters ended June 30, 2004 and 2003, the Company recorded benefits of $0.4 million and $0.7 million, respectively.  The $0.4 million benefit for the three month period ended June 30, 2004 related to the favorable resolution of a dispute with a vendor.  The $0.7 million benefit for the three month period ended June 30, 2003 related to a legal settlement for more than anticipated.

Interest and Other income was $44,000 for the quarter ended June 30, 2004 compared to interest and other income of $143,000 for the comparable period in 2003. During the second quarter of 2004, the Company sold its short-term investments and recognized a $30,000 loss that was recorded as a reduction of interest income. During the three months ended June 30, 2004, the average monthly cash balance was approximately $11.2 million lower than the comparable period of 2003. The reduction in the interest and other income was attributable to the loss on the sale of investments and to the lower average cash balance.  The decrease in the average cash balance during the period was primarily attributable to the $5.00 per common share cash distribution paid to the Company’s shareholders in the fourth quarter of 2003.

Income tax expense of $12,000 was recorded on income earned from the Company’s Mexican operations during the quarter ended June 30, 2004. There was no tax benefit recorded by the Company’s U.S. operations for the quarter ended June 30, 2004 as a result of the net loss incurred.  The realization of income tax benefits from such losses is dependent on future events that are not currently deemed more likely than not to occur.

Net loss for the quarter ended June 30, 2004 was $677,000, compared to net income of $372,000 in the comparable period of 2003, as a result of the operating results previously discussed.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Results of operations for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, were as follows:

	Six months ended June 30,
	2004	2003

Revenues	$59,410,000	$78,086,000
Revenues	100.0%	100.0%
Cost of materials	78.9	78.7
Operating wages and benefits	7.6	8.5
Other operating expenses	2.9	2.6
Selling, general and administrative expenses	12.8	9.7
Operating income (loss)	(2.2)	0.5
Interest and other income	0.2	0.4
Income (loss) before income taxes	(2.0)	0.9
Income tax expense	(0.1)	(0.4)
Net income (loss)	(2.1)	0.5

Revenues

	Six Months Ended June 30,
	2004	2003	Change

Revenues	$59,410,000	$78,086,000	(23.9)%

Revenues for the six months ended June 30, 2004 decreased $18.7 million or 23.9% to $59.4 million from $78.1 million for the six months ended June 30, 2003. The termination of contracts with customers during fiscal 2003 and 2004 was the primary cause for the revenue reduction. The termination of the EPC contract accounted for $15.0 million of the overall decrease.  The remaining decrease of $3.7 million was due to the termination of other customer contracts of $8.6 million ($2.5 million of the $8.6 million was related to a final inventory sale), the reduction in our continuing business of $1.9 million, partially offset by $6.8 million of revenues earned from new customers.  The majority of the revenue from new customers during 2004, $5.7 million, relates to supplies shipped during the third quarter of 2003 and other service fee revenue.  This revenue was not recognized until all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), were met during the first quarter of 2004.

Coors Brewing Company comprised 17.2% and 12.3% of the Company’s revenue for the six months ended June 30, 2004 and 2003, respectively. EPC, which terminated its contract with the Company during the third quarter of 2003, comprised 19.2% of the Company’s revenue for the six months ended June 30, 2003.

Cost of Materials / Gross Margin

	Six Months Ended June 30,
	2004	2003	Change

Cost of Materials	$46,855,000	$61,427,000	(23.7)%
Cost of Materials %	78.9%	78.7%	0.2%
Gross Margin %	21.1%	21.3%	(0.2)%

Cost of materials as a percentage of revenues remained relatively consistent, increasing to 78.9% for the six ended June 30, 2004 from 78.7% during the same period of 2003.

Other

	Six Months Ended June 30,
	2004	2003	Change

Operating Wages and Benefits	$4,519,000	$6,631,000	(31.9)%
Operating Wages and Benefits %	7.6%	8.5%	(0.9)%
Other Operating Expenses	$1,698,000	$2,029,000	(16.3)%
Other Operating Expenses %	2.9%	2.6%	0.3%
Selling, General and Administrative Expenses	$7,576,000	$7,568,000	0.1%
Selling, General and Administrative Expenses %	12.8%	9.7%	3.1%
Interest and Other Income	$129,000	$286,000	(54.9)%
Interest and Other Income %	0.2%	0.4%	(0.2)%
Income Tax Expense	$43,000	$290,000	(85.2)%
Income Tax Expense %	0.1%	0.4%	(0.3)%

Operating wages and benefits expenses as a percentage of revenues decreased to 7.6% for the six months ended June 30, 2004 from 8.5% during the same period of 2003.  Excluding the impact of the recognition of the new customer revenue of $5.7 million in 2004 and the sale of inventory during the first quarter of 2003, operating wages and benefits expenses as a percentage of revenue decreased 0.3%. The reduction in operating wages and benefits expenses as a percentage of revenue was primarily attributable to termination of the EPC service agreement.  Operating wages and benefits expenses stated as a percentage of revenue were higher under the EPC service agreement than in our standard services agreements.  Continued declines in business volume from existing customers may result in lower productivity and may negatively impact the Company’s ability to maintain staff at optimum levels.

Other operating expenses as a percentage of revenues increased 0.3% to 2.9% for the six months ended June 30, 2004 from 2.6% for the six months ended June 30, 2003.  Excluding the impact of the recognition of the new customer revenue of $5.7 million in 2004 and the sale of inventory during the first quarter of 2003, other operating expense as a percentage of revenue increased 0.5%. The increase in the percentage is primarily related to the impact of certain fixed costs, such as depreciation of the Company’s ERP system, on a declining revenue base.  The Company’s operating expenses were reduced by $0.3 million during the first six months of 2004 in conjunction with contract terminations.

Selling, general and administrative expenses as a percentage of revenues increased to 12.8% for the six months ended June 30, 2004 from

9.7% for the six months ended June 30, 2003.  Excluding the impact of the recognition of the new customer revenue of $5.7 million in 2004 and the sale of inventory during the first quarter of 2003, selling, general and administrative expense as a percentage of revenue increased 4.1%. The increase in the selling, general and administrative costs as a percentage of revenue is primarily attributable to non-operational employee wages and benefits and other fixed costs as a percentage of the lower revenue base. The Company’s ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenue is highly dependent upon the Company’s ability to expand its revenue base. Management believes the current cost structure of the Company will enable future growth. Potential cost reductions, if taken, could potentially inhibit that growth.  During the six months ended June 30, 2004 and 2003, the Company recorded benefits of $0.4 million and $0.7 million, respectively.  The $0.4 million benefit for the six month period ended June 30, 2004 related to the favorable resolution of a dispute with a vendor.  The $0.7 million benefit for the six month period ended June 30, 2003 related to a legal settlement for more than anticipated.

Interest and other income was $129,000 for the six months ended June 30, 2004 compared to interest and other income of $286,000 for the comparable period in 2003. During the second quarter of 2004, the Company sold its short-term investments and recognized a $30,000 loss that was recorded as a reduction of interest and other income. During the six months ended June 30, 2004, the average monthly cash balance was approximately $16.9 million lower than the comparable period of 2003.  The reduction in interest and other income was attributable to the recognition of the loss on sale of investments and to the lower average cash balance.  The decrease in the average cash balance during the period is primarily attributable to the $5.00 per common share cash distribution paid to the Company’s shareholders in the fourth quarter of 2003.

Income tax expense of $43,000 was recorded on income earned from the Company’s Mexican operations during the six months ended June 30, 2004. There was no tax benefit recorded by the Company’s U.S. operations for the six months ended June 30, 2004 as a result of the net loss incurred.  The realization of income tax benefits from such losses is dependent on future events that are not currently deemed more likely than not to occur.

Net loss for the six months ended June 30, 2004 was $1,152,000, compared to net income of $427,000 in the same comparable period of 2003, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of June 30, 2004, the Company had $33.0 million of cash and cash equivalents.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Net cash provided by operating activities was $3,299,000 for the six months ended June 30, 2004 compared to net cash provided of $643,000 for the same period in 2003.  The increase in cash provided by operating activities was primarily due to the recognition of revenue and subsequent collection of cash of approximately $5.7 million from a new customer relating to product sales and service fees.  This increase in cash flow from operations was offset by weaker operational performance and greater investments in working capital during the six months ended June 30, 2004 compared to the same period of 2003.

Net cash provided by investing activities was $4.9 million for the six months ended June 30, 2004 compared to net cash used of $156,000 for the same period in 2003.  During the six months ended June 30, 2004, the Company sold short-term investments for approximately $5.1 million, and realized a $30,000 loss on the investment that was previously recorded in other comprehensive loss.  Expenditures were primarily for computer systems and related equipment

Net cash used in financing activities was $37,000 for the six months ended June 30, 2004 and $152,000 for the same period in 2003.  During the six months ended June 30, 2003, the Company repurchased shares of its common stock under a stock repurchase program.

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

Seasonality

During 2003, the Company entered into an agreement with a new institutional customer. However, revenue related to this agreement was not recognized until the first quarter of 2004 as a result of not meeting all of the criteria required by SAB 104.  Due to anticipated concentration of a portion of this customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company. The Company anticipates that it will recognize revenue on two seasonal buys during

2004 due to the recognition of the revenue during the first quarter of 2004 as previously discussed. The Company does not expect to recognize revenue associated with two seasonal buys in fiscal 2005.

Recently Issued Accounting Standards

None.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of June 30, 2004, the effect would not be material to the Company.

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”). Mexico’s operations are conducted primarily in U.S. dollars, its functional currency, and therefore, the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

Item 4.   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in reports filed or submitted under the Exchange Act. In addition, the Company evaluated its internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, and there have been no changes during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2004 Annual Meeting of Stockholders (the “2004 Annual Meeting”) was held on May 19, 2004.  At the 2004 Annual Meeting, William R. Berkley, William R. Berkley, Jr., Andrew M. Bursky, Catherine James Paglia, Robert D. Neary, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and Ronald C. Whitaker were elected to the Company’s Board of Directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualify, or until their earlier resignation or removal.  At the 2004 Annual Meeting, 2,543,411 shares were voted for Mr. Berkley and 3,434 votes were withheld, 2,543,460 shares were voted for Mr. Berkley, Jr. and 3,385 votes were withheld, 2,305,806 shares were voted for Mr. Bursky and 241,039 votes were withheld, 2,312,753 shares were voted for Ms. Paglia and 234,092 votes were withheld, 2,543,461 shares were voted for Mr. Neary and 3,384 votes were withheld, 2,468,858 shares were voted for Mr. Nusbaum and 77,987 votes were withheld, 2,387,356 shares were voted for Mr. Polan and 159,489 votes were withheld, 2,543,461 shares were voted for Mr. Quain and 3,384 votes were withheld, 2,468,858 shares were voted for Mr. Whitaker and 77,987 votes were withheld.

At the 2004 Annual Meeting, holders of Common Stock were asked to ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.  2,387,660 shares were voted for the ratification of the appointment of KPMG LLP, with 159,121 shares voting against and 64 shares abstaining.

Item 5.   OTHER INFORMATION

(b) In the Company's proxy statement for its annual meeting held on May 19, 2004, the Company disclosed that it had not implemented a policy with regard to the consideration of any director candidates recommended by its shareholders. The Company also disclosed in the proxy statement that it intended to have a policy in place by the end of 2004 and that, in the interim, it would consider candidates proposed by shareholders in accordance with the procedures described in the proxy statement. In August 2004, the Board of Directors of the Company, including the independent directors, implemented a policy that would not consider nominees proposed by shareholders in making nominations for director.

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

14.1	Business Ethics Policy

31.1	Certificate by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certificate by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K dated May 10, 2004.  Pursuant to Item 9 and 12 of Form 8-K, the Company announced its 2004 first quarter results.

The Company filed a Current Report on Form 8-K dated June 4, 2004.  Pursuant to Item 5 of Form 8-K, the Company announced the extension of its 2003 stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date:	August 16, 2004	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date:	August 16, 2004	By:	/s/ Richard S. Martin
Richard S. Martin,
Vice President and
Chief Financial Officer

Date:	August 16, 2004	By:	/s/ David L. Courtright
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

14.1	Business Ethics Policy

31.1	Certificate by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certificate by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.