Form 10-Q
period 2004-09-30
STRATEGIC DISTRIBUTION INC
filed 2004-11-15
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-5228

STRATEGIC DISTRIBUTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1849240
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1414 Radcliffe Street, Suite 300, Bristol, PA	19007
(Address of principal executive offices)	(Zip Code)

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

Number of Common Shares outstanding at November 4, 2004: 2,954,474

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,853	$24,787
Short-term investments	—	5,053
Accounts receivable, net	18,350	11,890
Recoverable income taxes	—	585
Inventories, net	12,331	18,930
Prepaid expenses and other current assets	476	500
Total current assets	59,010	61,745

Office fixtures and equipment, net	2,780	3,550
Deferred income taxes	438	170
Other assets	39	38
Total assets	$62,267	$65,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,531	$14,278
Total current liabilities	13,531	14,278
Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,090,308 issued and 2,953,808 outstanding at September 30, 2004; 3,089,601 issued and 2,953,101 outstanding at December 31, 2003	309	309
Additional paid-in capital	82,205	82,201
Accumulated deficit	(31,572)	(29,054)
Accumulated other comprehensive loss	—	(25)
Treasury stock, at cost (136,500 as of September 30, 2004 December 31, 2003)	(2,206)	(2,206)
Total stockholders’ equity	48,736	51,225
Total liabilities and stockholders’ equity	$62,267	$65,503

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$30,527	$30,033	$89,937	$108,119
Costs and expenses:
Cost of materials	24,932	23,520	71,787	84,947
Operating wages and benefits	2,163	2,593	6,682	9,224
Other operating expenses	902	903	2,600	2,932
Selling, general and administrative expenses	4,049	3,583	11,625	11,152
Total costs and expenses	32,046	30,599	92,694	108,255
Operating loss	(1,519)	(566)	(2,757)	(136)
Interest and other income	99	122	228	409
Income (loss) before income taxes	(1,420)	(444)	(2,529)	273
Income tax (expense) benefit	54	(17)	11	(307)
Net loss	$(1,366)	$(461)	$(2,518)	$(34)

Net loss per common share - basic and diluted	$(0.46)	$(0.16)	$(0.85)	$(0.01)

Weighted average number of shares of common stock outstanding - basic and diluted:	2,953,808	2,957,579	2,953,551	3,001,107

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,518)	$(34)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,179	1,297
Stock option expense	1	—
Deferred income taxes	(268)	307
Changes in operating assets and liabilities:
Accounts receivable	(6,460)	8,312
Recoverable income taxes	585	—
Inventories	6,599	536
Accounts payable and accrued expenses	(697)	(4,983)
Other, net	23	179
Net cash (used in) provided by operating activities	(1,556)	5,614
Cash flows from investing activities:
Additions of office fixtures and equipment	(409)	(184)
Purchase of short-term investments	—	(5,056)
Sale of short-term investments, net	5,078	—
Net cash provided by (used in) investing activities	4,669	(5,240)
Cash flows from financing activities:
Issuance of common stock	3	36
Distribution to shareholders	(50)	—
Repurchase of common stock	—	(655)
Net cash used in financing activities	(47)	(619)
Increase (decrease) in cash and cash equivalents	3,066	(245)
Cash and cash equivalents, beginning of the period	24,787	43,622
Cash and cash equivalents, end of the period	$27,853	$43,377
Supplemental cash flow information:
Taxes paid	$257	$253

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2004 and 2003 have been included.  The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. During 2003, the Company entered into an agreement with a new institutional customer. However, revenue related to this agreement was not recognized until the first quarter of 2004 as a result of not meeting all of the criteria required by SAB 104.  Due to the concentration of a portion of this customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company. The Company has recognized revenue on two seasonal buys by this customer during the nine month period ended September 30, 2004.  The Company does not expect to recognize revenue associated with two seasonal buys with respect to this customer in fiscal 2005.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.                                      Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (“FIN 44”), to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended.

The following table illustrates the effect on net loss of each period as if the fair-value-based method of determining stock-based employee compensation under SFAS No. 123 had been applied to all outstanding awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net loss - as reported	$(1,366)	$(461)	$(2,518)	$(34)
Stock-based employee compensation expense included in reported net loss, net of tax	36	—	1	—
Less stock-based employee compensation expense determined under the fair value method, net of tax	(6)	(9)	(18)	(26)
Net loss - pro forma	$(1,336)	$(470)	$(2,535)	$(60)
Net loss per share (basic and diluted) - as reported	$(0.46)	$(0.16)	$(0.85)	$(0.01)
Pro forma	$(0.45)	$(0.16)	$(0.86)	$(0.02)

Net loss per common share – basic and diluted are equal for the three months and nine months ended September 30, 2004 and 2003, because the effect of the assumed issuance of potential shares of common stock is antidilutive.  As of September 30, 2004 and 2003, there were stock options outstanding for approximately 48,000 and 61,000 common shares, respectively.

3.                                      Contract Terminations

In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation (“EPC”), its largest customer.  The Company transitioned all storerooms to EPC during July 2003.  The Company’s EPC revenues for the three and nine months ended September 30, 2003 were $1,100,000 and $16,000,000, respectively.  There were no accounts receivable or inventory related to the EPC services agreements at September 30, 2004.

4.                                      Cash, Cash Equivalents and Short-Term Investments

At September 30, 2004 and December 31, 2003, the Company had approximately $27,853,000 and $29,840,000, respectively, in cash, cash equivalents and short-term investments.  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.  The Company’s investment policy limits investments to highly rated and highly liquid instruments of U.S. banks, the U.S. government or government agencies, and commercial money market funds.

5.                                      Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $2,053,000 and $2,588,000 at September 30, 2004 and December 31, 2003, respectively.

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

7.                                      Stockholders’ Equity

During the nine months ended September 30, 2004, the Company issued 707 shares of common stock at a weighted average exercise price of $4.62 in connection with the exercise of stock options.

During the nine months ended September 30, 2003, the Company repurchased 45,476 shares of common stock at a weighted average price of $14.40 per share under a repurchase program that was due to expire in June 2004.  The repurchase program was extended in June 2004 until June 2005 with the authorization to repurchase up to 1,000,000 shares of the Company’s common stock.

During 2003, 7% promissory notes receivable amounting to $1,303,000 became due and were in default.  The non-recourse notes related to the sale of 51,500 shares of common stock pursuant to Stock Purchase Agreements with three former executives under which the Company held the common stock as collateral.  In accordance with its rights under the notes, the Company retained and cancelled the 51,500 shares of common stock.  Accordingly, the Company wrote-off the notes and took a corresponding reduction in common stock and additional paid-in capital.

During  2003, the Board of Directors of the Company authorized the payment of a cash distribution, which was deemed to be a return of capital for tax purposes, in the amount of $5.00 per share of common stock.  The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003.  The total amount of the distribution was $14,765,000, of which approximately $84,700 remained unpaid as of September 30, 2004.

In conjunction with the $5.00 per share cash distribution to stockholders in 2003, the Board of Directors of the Company also approved a $5.00 per share reduction in the exercise price of all outstanding stock options, except where such reduction would result in an exercise price of less than $0.10 per share, effective December 31, 2003, to offset the reduction in the underlying value of the common stock.  In accordance with FIN 44, the Company recorded a non-cash charge of $232,000 during the fourth quarter of 2003.  In addition, the repriced stock options require variable accounting, from the date of modification to the date the stock options are exercised, forfeited or expire unexercised.  As a result of the variable accounting treatment of the repriced stock options, the Company recorded $36,000 and $1,000 of expense during the three and nine months ended September 30, 2004, respectively.

8.                                      Segment Information

The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of Maintenance, Repair and Operating (“MRO”) supplies for its customers.

9.                                      Concentration Risk

The Company has a high concentration of revenue, inventory and/or accounts receivable attributable to a few customers.  During the nine month periods ended September 30, 2004 and 2003, 37.7% and 44.3%, respectively of the Company’s revenues were derived from three customers.  Additionally, as of September 30, 2004 and December 31, 2003 the three customers that represented the largest net inventory balances comprised 54.8% (33% from the largest customer) and 60.2% (24% from the largest customer), respectively, of the total net inventory balance.  The December 31, 2003 balance included approximately $4.5 million of supplies that were shipped to a new customer during 2003, but revenue was not recorded until the first quarter of 2004.  Three customers accounted for 34.3% of the Company’s net accounts receivable balance as of September 30, 2004, as compared to 28.8% as of December 31, 2003.

10.                               Related Parties

During the nine months ended September 30, 2004, the Company obtained insurance brokerage services and incurred fees for such services of approximately $40,000.  The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

The Company has retained Willkie Farr & Gallagher as its legal counsel on certain matters. During the nine month period ended September 30, 2004 the Company incurred fees of approximately $80,000 payable to Willkie Farr & Gallagher. The Company anticipates it will continue its relationship with the firm in future.  A member of the board of directors of the Company, is the Chairman of Willkie Farr & Gallagher.

11.                               Subsequent Events

In October of 2004, the Company settled a dispute with a former customer in an amount in excess of what has been recognized as of  September 30, 2004.  During the fourth quarter of 2004, the Company will recognize a benefit of approximately $175,000 as a result of this settlement.

The Company is currently in the process of resolving a state income tax issue and believes that it may be entitled to a refund that may be substantial.  Should the Company be successful, it will recognize a benefit in the period it is resolved.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial position for the periods described below.

General

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides proprietary maintenance, repair and operating (“MRO”) supply procurement, handling and data management solutions to industrial and institutional customers. The Company conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc. (“SDI”).

Certain statements in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company’s ability to obtain new customers and manage growth, concentration of customers and ability to retain new customers, the Company’s ability to enforce provisions of its contracts, termination of contracts, competition in the Company’s business, the Company’s dependence on key personnel and other risks described in the Form 10-Q, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and other filings made by the Company with the SEC.  In the event of economic downturn, the Company could experience customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns, or consolidations by the Company’s customers.

As a result of the termination of the In-Plant Store services agreement with EPC and other customers during 2004 and 2003, and the slowdown of the introduction of new sites, the Company’s revenues were substantially below those reported for the nine months ended September 30, 2003. Revenue changes in the Company’s remaining business may cause future operating results to differ significantly from historical results reported. Future growth in the Company’s business is highly dependent on its ability to attract new customers. The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines. Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and the determination by the Company that certain costs are necessary to maintain and improve the Company’s technology and service offerings.

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

•                  Deferred tax asset valuation allowance: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, future realization of these assets in excess of the net amount recorded would increase income during that period. Likewise, should the Company determine a greater possibility exists that it would not be able to realize part of or the entire net deferred tax asset in the future, a charge to income would result at the time the determination was made.

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

Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2004 are reasonable, actual results could differ materially from estimated amounts recorded in the Company’s consolidated financial statements.

Contract Terminations

In May 2003, the Company announced that it agreed to terminate its In-Plant Store services agreements with El Paso Corporation (“EPC”), its largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company’s revenues from EPC for the three and nine months ended September 30, 2003 were $1.1 million and $16.0 million, respectively. There were no accounts receivable or inventory related to EPC at September 30, 2004 or December 31, 2003.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Results of operations for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, were as follows:

	Three months ended September 30,
	2004	2003

Revenues	$30,527,000	$30,033,000
Revenues	100.0%	100.0%
Cost of materials	81.7	78.3
Operating wages and benefits	7.1	8.6
Other operating expenses	3.0	3.0
Selling, general and administrative expenses	13.3	11.9
Operating loss	(5.1)	(1.8)
Interest and other income	0.3	0.4
Loss before income taxes	(4.8)	(1.4)
Income tax benefit (expense)	0.2	(0.1)
Net loss	(4.6)	(1.5)

Revenues

	Three Months Ended September 30,
	2004	2003	Change

Revenues	$30,527,000	$30,033,000	1.6%

Revenues for the three months ended September 30, 2004 increased $0.5 million or 1.6% to $30.5 million from $30.0 million for the three months ended September 30, 2003.   The increase in revenue is primarily attributable to the recognition of seasonal revenues related to an institutional customer during the third quarter of 2004.  During the third quarter of 2003, supplies were shipped to this institutional customer, however revenue was not recorded until the first quarter of 2004 as a result of not meeting all of the requirements of Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”).  Revenues related to this institutional customer and another new customer totaled $5.9 million for the quarter ended September 30, 2004.  This increase was partially offset by the termination of contracts with customers during fiscal 2003 and 2004 of $5.1 million and a reduction in revenues from continuing customers of $0.3 million.  The termination of the El Paso Corporation (“EPC”) contract accounted for $1.1 million of the $5.1 million decrease.

Revenues from Coors Brewing Company comprised 15.9% and 14.9% of the Company’s revenue for the three months ended September 30, 2004 and 2003, respectively.   Revenues from the New York City Department of Education comprised 17.8% of the Company’s revenue for the three months ended September 30, 2004.  There were no revenues recognized with respect to this customer during the three months ended September 30, 2003.

Cost of Materials / Gross Margin

	Three Months Ended September 30,
	2004	2003	Change

Cost of Materials	$24,932,000	$23,520,000	6.0%
Cost of Materials %	81.7%	78.3%	3.4%
Gross Margin %	18.3%	21.7%	(3.4)%

Cost of materials as a percentage of revenues increased to 81.7% for the quarter ended September 30, 2004 from 78.3% in the third quarter of 2003.  This 3.4% increase resulted in lower gross margins for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.  The Company recorded $0.2 million of expense relating to adjustments arising from physical inventories.  This adjustment totaled 0.7% of the total 3.4% reduction in the gross margin for the period.  The remaining decrease in gross margins was primarily attributable to lower gross margins from our new customers and due to the loss of customers with higher average gross margins.  The Company’s two new customers generated lower gross margins than those generated, on average, from our continuing customer base, but are also expected to generate, on average, lower site operating expenses than those generated, on average, from the existing customer base.  In addition, a portion of the decrease in gross margin was due to a lower proportion of management service and implementation fees in the revenue mix during the quarter ended September 30, 2004 as compared to the same period of 2003.  Management service and implementation fees have no direct material costs.

Other

	Three Months Ended Septmeber 30,
	2004	2003	Change

Operating Wages and Benefits	$2,163,000	$2,593,000	(16.6)%
Operating Wages and Benefits %	7.1%	8.6%	(1.5)%
Other Operating Expenses	$902,000	$903,000	(0.1)%
Other Operating Expenses %	3.0%	3.0%	—%
Selling, General and Administrative Expenses	$4,049,000	$3,583,000	13.0%
Selling, General and Administrative Expenses %	13.3%	11.9%	1.4%
Interest and Other Income	$99,000	$122,000	(18.9)%
Interest and Other Income %	0.3%	0.4%	(0.1)%
Income Tax Benefit (Expense)	$54,000	$(17,000)	417.6%
Income Tax Benefit (Expense) %	0.2%	(0.1)%	0.3%

Operating wages and benefits expenses as a percentage of revenues decreased to 7.1% for the quarter ended September 30, 2004 from 8.6% during the same period of 2003.  The reduction in operating wages and benefits expenses as a percentage of revenue was primarily attributable to the seasonal revenue from our new institutional customer due to the nature of its service agreement combined with the termination of the EPC service agreement.  Our service agreement with our new institutional customer will generate lower gross margins than our traditional service model; however, the Company believes it will incur much lower operating expenses related to this contract than operating expenses incurred, on average, with respect to the Company’s existing customer base.  Operating wages and benefits expenses stated as a percentage of revenue, were higher under the EPC service agreement than in our standard service agreement.  Continued declines in business volume from existing customers may result in lower productivity and may negatively impact the Company’s ability to maintain staff at optimum levels.

Other operating expenses as a percentage of revenues has remained consistent at 3.0% for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenues increased to 13.3% for the quarter ended September 30, 2004 from 11.9% for the quarter ended September 30, 2003. The increase in SG&A expenses was as a result of increases in professional fees of $0.4 million and expenses related to payroll and benefits compliance issues of $0.3 million.  These increases were offset by a $0.3 million reduction in SG&A expenses related to a settlement with a customer that was more favorable than anticipated.

Interest and other income was $99,000 for the quarter ended September 30, 2004 compared to interest and other income of $122,000 for the comparable period in 2003.  During the three months ended September 30, 2004, the average monthly cash balance was approximately $17.0 million lower than the comparable period of 2003. The reduction in the interest and other income was attributable to the lower average cash balance.  The decrease in the average cash balance during the period was primarily attributable to the $5.00 per common share cash distribution paid to the Company’s shareholders in the fourth quarter of 2003 and the timing difference of the cash outlay and receivable collections relating to the Company’s seasonal business during the third quarter of 2004.

Income tax benefit of $54,000 was recorded on losses generated from the Company’s Mexican operations during the quarter ended September 30, 2004. There was no tax benefit recorded by the Company’s U.S. operations for the quarter ended September 30, 2004 as a result of the net loss incurred.  The realization of income tax benefits from such losses is dependent on future events that are not currently deemed more likely than not to occur.

Net loss for the quarter ended September 30, 2004 was $1.4 million compared to a net loss of $461,000 in the comparable period of 2003, as a result of the operating results previously discussed.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Results of operations for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, were as follows:

	Nine months ended September 30,
	2004	2003

Revenues	$89,937,000	$108,119,000
Revenues	100.0%	100.0%
Cost of materials	79.8	78.6
Operating wages and benefits	7.4	8.5
Other operating expenses	2.9	2.7
Selling, general and administrative expenses	12.9	10.3
Operating loss	(3.0)	(0.1)
Interest and other income	0.3	0.4
Loss before income taxes	(2.7)	0.3
Income tax benefit (expense)	0.0	(0.3)
Net income (loss)	(2.7)	—

Revenues

	Nine Months Ended September 30,
	2004	2003	Change

Revenues	$89,937,000	$108,119,000	(16.8)%

Revenues for the nine months ended September 30, 2004 decreased $18.2 million or 16.8% to $89.9 million from $108.1 million for the nine months ended September 30, 2003. The termination of contracts with customers during fiscal 2003 and 2004 was the primary cause for the revenue reduction. The termination of the EPC contract accounted for $16.0 million of the overall decrease.  The remaining decrease of $2.2 million was due to the termination of other customer contracts of $12.5 million (including $2.5 million related to a final inventory sale), the reduction in our continuing business of $2.4 million, partially offset by $12.7 million of revenues earned from new customers.  A portion of the revenue from new customers during 2004, $5.7 million, relates to supplies shipped during the third quarter of 2003 and other service fee revenue.  This revenue was not recognized until all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), were met during the first quarter of 2004.  As a result, the Company recognized revenue on two seasonal buys from this new customer during the nine months ended September 30, 2004.

Revenues from Coors Brewing Company comprised 16.8% and 13.0% of the Company’s revenue for the nine months ended September 30, 2004 and 2003, respectively.  Revenues from the New York City Department of Education comprised 13.0% of the Company’s revenue for the nine months ended September 30, 2004.  There were no revenues recognized with respect to this customer during the nine months ended September 30, 2003.  Revenues from EPC, which terminated its contract with the Company during the third quarter of 2003, comprised 14.8% of the Company’s revenue for the nine months ended September 30, 2003.

Cost of Materials / Gross Margin

	Nine Months Ended September 30,
	2004	2003	Change

Cost of Materials	$71,787,000	$84,947,000	(15.5)%
Cost of Materials %	79.8%	78.6%	1.2%
Gross Margin %	20.2%	21.4%	(1.2)%

Cost of materials as a percentage of revenues increased 1.2% to 79.8% for the nine months ended September 30, 2004 from 78.6% for the nine months ended September 30, 2003.  The increase in the cost of materials as a percentage of revenues is attributable to a lower portion of management service fees in the revenue mix for the nine months ended September 30, 2004 as compared to the same period of 2003.  Additionally, as discussed in the quarterly comparison, the Company’s two new service agreements are expected to produce lower gross margins than historically recorded, but the Company believes they will generate higher operating margins as a result of lower site operating expenses than those realized, on average, under contracts relating to continuing business.

Other

	Nine Months Ended September 30,
	2004	2003	Change

Operating Wages and Benefits	$6,682,000	$9,224,000	(27.6)%
Operating Wages and Benefits %	7.4%	8.5%	(1.1)%
Other Operating Expenses	$2,600,000	$2,932,000	(11.3)%
Other Operating Expenses %	2.9%	2.7%	0.2%
Selling, General and Administrative Expenses	$11,625,000	$11,152,000	4.2%
Selling, General and Administrative Expenses %	12.9%	10.3%	2.6%
Interest and Other Income	$228,000	$409,000	(44.3)%
Interest and Other Income %	0.3%	0.4%	(0.1)%
Income Tax Benefit (Expense)	$11,000	$(307,000)	103.6%
Income Tax Benefit (Expense) %	0.0%	(0.3)%	0.3%

Operating wages and benefits expenses as a percentage of revenues decreased to 7.4% for the nine months ended September 30, 2004 from 8.5% during the same period of 2003.  The reduction in operating wages and benefits expenses as a percentage of revenues was primarily attributable to the termination of the EPC service agreement.  Operating wages and benefits expenses stated as a percentage of revenues were higher under the EPC service agreement than in our standard services agreements.  Continued declines in business volume from existing customers may result in lower productivity and may negatively impact the Company’s ability to maintain staff at optimum levels.

Other operating expenses as a percentage of revenues increased 0.2% to 2.9% for the nine months ended September 30, 2004 from 2.7% for the nine months ended September 30, 2003.  The increase in the percentage is primarily related to the impact of certain fixed costs, such as depreciation of the Company’s ERP system, on a declining revenue base.  The Company’s other operating expenses were reduced by $0.3 million during the first nine months of 2004 substantially as a result of contract terminations.

Selling, general and administrative expenses as a percentage of revenues increased to 12.9% for the nine months ended September 30, 2004 from 10.3% for the nine months ended September 30, 2003.  The increase in the selling, general and administrative costs as a percentage of revenue is primarily attributable to non-operational employee wages and benefits and other fixed costs as a percentage of the lower revenue base. The Company’s ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenue is highly dependent upon the Company’s ability to expand its revenue base. Management believes the current cost structure of the Company will enable future growth. Potential cost reductions, if taken, could potentially inhibit that growth.  During each of the nine months ended September 30, 2004 and 2003, the Company recorded benefits of $0.7 million.  The $0.7 million benefit for the nine-month period ended September 30, 2004 related to the favorable resolution of a dispute with a vendor of $0.4 million and a favorable recovery of previously reserved receivables of $0.3 million.  The $0.7 million benefit for the nine-month period ended September 30, 2003 related to a legal settlement for more than anticipated.  The overall increase in SG&A expense of $0.5 million was primarily as a result of expenses related to the resolution of payroll and benefits compliance issues of $0.3 million and increases in professional services fees.

Interest and other income was $228,000 for the nine months ended September 30, 2004 compared to interest and other income of $409,000 for the comparable period in 2003. During the second quarter of 2004, the Company sold its short-term investments and recognized a $30,000 loss that was recorded as a reduction of interest and other income. During the nine months ended September 30, 2004, the average monthly cash balance was approximately $17.0 million lower than the comparable period of 2003.  The reduction in interest and other income was attributable to the lower average cash balance and the recognition of the loss on sale of investments.  The decrease in the average cash balance during the period is primarily attributable to the $5.00 per common share cash distribution paid to the Company’s shareholders in the fourth quarter of 2003, amounting to approximately $14.8 million, and the timing difference between the cash outlay and receivable collections from the Company’s seasonal business during the third quarter of 2004.

An income tax benefit of $11,000 was recorded on losses generated from the Company’s Mexican operations during the nine months ended September 30, 2004. There was no tax benefit recorded by the Company’s U.S. operations for the nine months ended September 30, 2004 as a result of the net loss incurred.  The realization of income tax benefits from such losses is dependent on future events that are not currently deemed more likely than not to occur.

Net loss for the nine months ended September 30, 2004 was $2.5 million, compared to a net loss of $34,000 in the same comparable period of 2003, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of September 30, 2004, the Company had $27.9 million of cash and cash equivalents.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2004 compared to net cash provided of $5.6 million for the same period in 2003.  The decrease in cash from operating activities was primarily due to the increase in accounts receivable and weaker operational performance during the nine months ended September 30, 2004.  This increase in accounts receivable was primarily attributable to the seasonal revenue from the Company’s new institutional customer.

Net cash provided by investing activities was $4.7 million for the nine months ended September 30, 2004 compared to net cash used of $5.2 million for the same period in 2003.  During the nine months ended September 30, 2004, the Company sold short-term investments for approximately $5.1 million, and realized a $30,000 loss on the investment that was previously recorded in other comprehensive loss.  These short-term investments were purchased during the nine months ended September 30, 2003 for $5.1 million. The difference between the approximately $5.1 million realized on the sale of short-term investments and the $4.7 million of net cash provided by investing activities consisted of approximately $0.4 million of capital expenditures for computer systems and related equipment.

Net cash used in financing activities was $47,000 for the nine months ended September 30, 2004 and $619,000 for the same period in 2003.  During the nine months ended September 30, 2003, the Company repurchased shares of its common stock under a stock repurchase program.

During the third quarter, the Company entered into a new lease for its corporate headquarters.  Under this five year lease agreement the Company’s annual rent obligations are as follows: 2004 - $40,261, 2005 - $316,213, 2006 - $325,215, 2007 - $334,218, 2008 - $343,220 and 2009 - $307,210.

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

Seasonality

During 2003, the Company entered into an agreement with a new institutional customer.  However, revenue related to this agreement was not recognized until the first quarter of 2004 as a result of not meeting all of the criteria required by SAB 104.  Due to the concentration of a portion of the customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company.

The Company has recognized revenue on two seasonal buys by this customer during the nine month period ended September 30, 2004.  The Company does not expect to recognize revenue associated with two seasonal buys with respect to this customer in fiscal 2005.

2004 due to the recognition of the revenue during the first quarter of 2004 as previously discussed. The Company does not expect to recognize revenue associated with two seasonal buys with respect to this customer in fiscal 2005.

Recently Issued Accounting Standards

None.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of September 30, 2004, the effect would not be material to the Company.

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”). Mexico’s operations are conducted primarily in U.S. dollars, its functional currency, and therefore, the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

Item 4.   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in reports filed or submitted under the Exchange Act. In addition, the Company evaluated its internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, and there have been no changes during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6.   EXHIBITS

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

10.23	Lease Agreement, dated as of July 23, 2004, by and between Strategic Distribution, Inc. and Preferred 950 Developers L.P.

31.1	Certification by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date:	November 15, 2004	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date:	November 15, 2004	By:	/s/ Richard S. Martin
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

10.23	Lease Agreement, dated as of July 23, 2004, by and between Strategic Distribution, Inc and Preferred 950 Developers L.P.

31.1	Certification by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.