Form 10-K
period 2004-12-31
STRATEGIC DISTRIBUTION INC
filed 2005-03-31
CIK 73822

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file Number 0-5228

Strategic Distribution, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1849240 (I.R.S. Employer Identification No.)
1414 Radcliffe Street, Suite 300, Bristol, PA (Address of principal executive offices)	19007 (Zip Code)

Registrant's telephone number, including area code: (215) 633-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

        The aggregate market value of the Registrant's Common Stock, par value $.10 per share (the "Common Stock"), held by non-affiliates on June 30, 2004, the last day of the Registrant's most recently completed fiscal second quarter, was approximately $40,000,000, based upon the last sale price of the Common Stock on such date as reported on the Nasdaq National Market. For purposes of this calculation, the Registrant has defined "affiliate" to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

        As of March 21, 2005, the Registrant had outstanding 2,959,674 shares of Common Stock, which were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Common Stock is sometimes referred to herein as the "Voting Stock" of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

(a)    General Development of Business

        Strategic Distribution, Inc. (the "Company") is a Delaware corporation that was organized in 1968. In 1994, the Company acquired Industrial Systems Associates, Inc. ("ISA"). ISA changed its name to SDI, Inc. ("SDI") effective January 26, 2004. Through SDI and the Company's Mexican subsidiaries, the Company provides supply chain management services with respect to maintenance, repair and operating ("MRO") supplies for industrial and institutional customers in the United States and Mexico.

(b)    Financial Information About Industry Segments

        The Company operates in one reportable segment and substantially all of its revenues were from the provision of MRO supply chain management services and supplies for industrial and institutional customers. See Item 8, "Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements", Footnote No. 14.

(c)    Narrative Description of Business.

        The Company's programs permit organizations to outsource all aspects of their MRO supplies procurement; with most of its existing customer base the Company takes responsibility for purchasing, receiving, stocking, issuing and delivering MRO supplies at the customer site. The Company also efficiently manages customers' MRO inventory using its proprietary information system. The Company also offers solutions that enable customers to efficiently manage MRO supplies procurement using Company tools and systems applications.

Service Offerings

        The Company provides proprietary MRO supply chain management services through programs tailored to meet customer needs. The Company sells a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as MRO supplies. MRO supplies are frequently inexpensive but critical items, with high associated procurement costs due to inherent inefficiencies in traditional MRO supply distribution methods. The Company's programs substantially mitigate these inefficiencies by reducing both the process and product costs associated with MRO supply management. The Company's programs also help customers achieve operational improvements, such as reduced plant down-time resulting from unavailable parts, and manufacturing process improvements due to better tracking of critical parts. The Company believes that its programs are superior to both traditional and alternative methods of MRO supply distribution in that the Company's programs allow customers to outsource MRO supply distribution and handling activities and concentrate on their core businesses.

        Another benefit of the Company's services is the identification and reduction of redundant and inactive inventory in the customer's legacy inventory of MRO supplies. The Company uses its software to systematically describe all MRO parts. Redundancies are identified and the Company is able to consolidate and reduce inventories and standardize costs, thereby reducing its own and the customer's capital investment. The Company can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases. In addition, over time, the Company can provide its customers value by (i) more quickly and easily identifying and locating MRO items needed by different departments at a site, or by different sites operated by the same company, and (ii) helping locate alternative sources for different MRO items.

        The Company operates a proprietary Information Technology platform, In-Site®, which includes a flexible Enterprise Reporting Package ("ERP") system for budgetary controls, sophisticated inventory management, spend analysis, mobile work order management and consolidated transaction processing.

        Traditionally, the Company has provided MRO supply chain management services through its In-Plant® Store program. This program is a comprehensive outsourcing service through which the Company manages all aspects of MRO supply procurement and handling at a customer's site. Prior to the implementation of the In-Plant Store program, a customer would typically obtain thousands of MRO supplies from hundreds of traditional industrial distributors. The Company's In-Plant Store program allows the customer to procure its MRO supplies through one vendor. Through the In-Plant Store program, the Company services many of its customers' MRO supply needs by establishing a dedicated, fully integrated store at the customer's site. The customer, in turn, generally purchases all of its MRO supplies from SDI. The Company operates the In-Plant Store program with its own trained MRO procurement professionals, installs its proprietary information system designed specifically for industrial procurement and identifies appropriate inventory levels based on the supply needs of each site. Upon implementation of services the Company sometimes purchases, receives, inventories and issues MRO supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional MRO supply.

        In addition to its full service offering, the Company has created a technology based solution for small sites (sites with an MRO spend under $2 million) that incorporates the Company's sophisticated In-Site® Online inventory management tool with a Company hosted ERP tool. In-Site Online is designed for small sites where it is not economically practical to deliver a solution at the client's site. This solution enables customers to access the Company's database directly from the customer's desktop via Internet access. In-Site Online provides item search and requisitioning capabilities in an e-business environment.

        In marketing to prospective customers, the Company has modified its offering to place more emphasis upon the value added supply chain management services it provides and a decreased emphasis upon MRO supply sales. In this connection, the Company has enhanced its service offering by adding additional system capabilities and providing more flexible solutions, including In-Site Online designed for smaller sites where a comprehensive In-Plant Store is not economically justified. The Company's marketing efforts are focused on driving future business to a fee for services model. In addition, traditionally the Company carried inventory on behalf of its customers without adequate compensation. The Company is endeavoring to limit its obligations to carry inventory with new customers. The Company believes these changes in its offering combined with intensifying MRO supply pricing pressure have been primarily responsible for lengthening its sales cycle and limiting its success in securing new customers. The Company believes that its modified offerings will gain market acceptance as customers come to understand the Company's value proposition, but there is no guarantee concerning whether or when such market acceptance will occur.

        The Company believes that increased recognition of the inefficiencies associated with the traditional MRO supply distribution process has increased the demand for MRO supply chain management solutions such as those offered by the Company.

Customers

        During the year ended December 31, 2004, two customers comprised approximately 32.3% of the Company's revenues. Revenues from Coors Brewing Company and the New York City Department of Education comprised 16.6% and 15.7% of the Company's revenue for the year ended December 31, 2004, respectively. Loss of either of these customers would have a material adverse effect on the business.

        The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs when appropriate.

        The Company provides its services to its customers in the United States and Mexico. During the year ended December 31, 2004 and 2003, 19.2% and 19.4% of the Company's revenues were from customers in Mexico. The Company's operations in Mexico face unique risks, including foreign trade restrictions, changes in U.S. and Mexican governmental regulations, currency fluctuations, tariffs and other trade barriers, the potential for nationalization of enterprises, and political, economic and social instability.

        In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation ("EPC"), its largest customer at the time. The Company transitioned all storerooms to EPC during July 2003. The Company's revenues from EPC for fiscal 2003 and 2002 were $16.0 million and $34.7 million, respectively. There were no accounts receivable or inventory related to the EPC services agreements at December 31, 2003.

        During 2002, the Company and Kraft Foods North America, Inc. ("Kraft") discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. The Company's Kraft revenues for the year ended December 31, 2002 were $77.0 million ($50.8 million excluding the Kraft inventory sale).

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

        Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company's revenues in 2004.

Suppliers

        The Company purchases products from manufacturers and distributors. The Company has agreements with manufacturers and suppliers, all of which can be canceled by the respective manufacturers and suppliers upon notice of one year or less. Because no manufacturer or supplier provides products that account for more than 10% of the Company's revenues and because the Company believes that it could quickly find alternative sources of supply if any agreement or supply arrangement were canceled, the Company does not believe that the loss of any one supply agreement or distribution contract, or any small group of supply agreements or distribution contracts, would have a material adverse impact on the Company's business.

Competition

        The Company's business is highly competitive. The Company competes with a wide variety of traditional MRO supply distributors. Most of such distributors are small enterprises selling to customers in a limited geographic area, but the Company also competes with MRO supply distributors that are larger and have significantly greater financial resources than the Company. The Company also competes with several integrated supply providers, direct mail suppliers, internet suppliers and large warehouse stores, some of which have significantly greater financial resources than the Company. Some of the integrated supply providers with which the Company competes are also wholesale distributors that have access to more favorable MRO supply pricing than that available to the Company. Some of the Company's competitors sell identical MRO supplies for lower prices than those offered by the Company.

        The primary areas of competition include price, breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service and repair capability. The Company believes that its ability to compete effectively is dependent upon its ability to be reasonably price-competitive, to deliver value-added supply chain management solutions to its customers and to respond to the needs of its customers with high quality of service. The Company believes that certain of its competitors have developed and implemented programs which offer services similar to, and which compete with, the Company's In-Plant Store program.

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

Employees

        As of December 31, 2004, the Company had 365 employees, of whom 123 were employed in selling and administrative capacities and 242 were involved in operations. None of the Company's employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

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

Item 2.    Properties

        The Company leases its corporate headquarters located in Bristol, Pennsylvania, a few small warehouses and offices located at or near In-Plant Store sites and an office for the Mexican operations located in El Paso, Texas. The Company has the right to renew some of these leases. The Company believes the properties that are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew its lease at any of these facilities, it could find other suitable facilities with no adverse effect on the Company's business. The Company does not own or lease the space occupied by its In-Plant Store facilities.

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

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        The Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "STRD". As of March 21, 2005, there were approximately 1,400 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated:

Quarter Ended	High Sales Price	Low Sales Price
March 31, 2003	$13.45	$12.05
June 30, 2003	17.00	13.00
September 30, 2003	19.60	15.04
December 31, 2003	19.55	13.70
March 31, 2004	14.98	11.51
June 30, 2004	13.50	10.95
September 30, 2004	15.70	12.80
December 31, 2004	14.93	10.87

        The Company paid a cash distribution, which was deemed to be a return of capital for tax purposes, of $5.00 per common share to its shareholders during the fourth quarter of 2003. The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003 and amounted to $14,765,000. The Company paid no cash dividends on the Common Stock for the years ended December 31, 2004 and 2002. The Company has not made any decisions to declare any cash dividends in the foreseeable future. At the time of distribution in 2003, only shareholders who converted shares during the 2001 reverse split received a distribution. During 2004, the Company paid out $51,000 relating to the fourth quarter 2003 distribution. As of December 31, 2004, $84,000 of the 2003 distribution remained unpaid and is recorded as a liability on the consolidated balance sheet. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

Item 6.    Selected Financial Data

	Years ended December 31,
	2004(a,b,c)	2003(d)	2002(e,f)	2001(g)	2000(h,i)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$121,878	$134,557	$253,583	$319,619	$355,503
Operating loss	(4,017)	(853)	(1,752)	(12,777)	(10,985)
Income (loss) before income taxes	(3,679)	(357)	(1,315)	(13,125)	31,341
Income tax (expense) benefit	1,058	(367)	(164)	—	(12,789)
Income (loss) from continuing operations	(2,621)	(724)	(1,479)	(13,125)	18,552
Loss from discontinued operations, net of tax	—	—	—	—	(650)
Cumulative effect of accounting change	—	—	(1,939)	—	—
Net income (loss)	(2,621)	(724)	(3,418)	(13,125)	17,902
Per Share Data—basic and diluted:
Income (loss) from continuing operations	$(0.89)	$(0.24)	$(0.48)	$(4.25)	$6.00
Loss from discontinued operations	—	—	—	—	(0.21)
Cumulative effect of accounting change	—	—	(0.63)	—	—
Net income (loss)	(0.89)	(0.24)	(1.11)	(4.25)	5.79
Weighted Average Number of Shares of Common Stock Outstanding	2,953,822	2,989,011	3,084,964	3,088,896	3,093,123
Balance Sheet Data:
Total assets	$63,786	$65,503	$92,870	$111,313	$147,985
Long-term debt	—	—	—	—	13,252

(a)
Operating results include approximately $5,700,000 of revenue related to supplies shipped in 2003. This revenue was not recognized until all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), were met during the first quarter of 2004.

(b)
Operating results include a favorable resolution of a dispute of $400,000 and a favorable recovery of previously reserved receivables of $300,000.

(c)
A $1.1 million income tax benefit relating to the favorable resolution of a state tax issue was recorded.

(d)
Operating results include a benefit of $700,000 from a legal settlement for less than amounts previously accrued, a $930,000 reduction in cost of materials related to changes in previously recorded estimates of liabilities for products purchased, a charge of $232,000 for the repricing of outstanding stock options and a charge of $250,000 related to changes in the Company's vacation benefits.

(e)
Operating results include revenues of $26,200,000, gross margin of $1,700,000, a charge of $3,800,000 for the write-down of certain fixed assets and severance expense of $700,000, all related to the termination of the Kraft contract and inventory sale to Kraft.

(f)
Operating loss is net of operating income of $900,000 related to an increase in the recoverable value of accounts receivable and inventories in connection with the termination of services agreements and $300,000 from an insurance recovery.

(g)
Operating loss includes charges amounting to $5,800,000 related to the bankruptcies of two large In-Plant Store customers.

(h)
Operating loss includes a charge of $1,514,000 for settlement of an employment contract and a charge of $1,584,000 related to the write-off of certain impaired assets.

(i)
Income before income taxes includes a pretax gain of $43,185,000 from the sale of the Company's INTERMAT, Inc. subsidiary ("INTERMAT").

        Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company's ability to obtain new customers and manage growth, concentration of customers and ability to retain new customers, the Company's ability to enforce provisions of its contracts, termination of contracts, competition in the Company's business, the Company's dependence on key personnel and other risks described in this Form 10-K, and other filings made by the Company with the Securities and Exchange Commission ("SEC"). In the event of economic downturn, the Company could experience customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns, or consolidations by the Company's customers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is a discussion of our results of operations and financial position for the periods described below. This discussion should be read in conjunction with the consolidated financial statements included in this report.

General

        Strategic Distribution, Inc. and subsidiaries (the "Company") provides supply chain management services with respect to maintenance, repair and operating ("MRO") supplies for industrial and institutional customers in the United States and Mexico. The Company conducts it U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc. ("SDI").

        As a result of the termination of service agreements with customers during 2004 and 2003 and the slowdown of the introduction of new sites, the Company's revenues for the year ended December 31, 2004 were below those reported for the year ended December 31, 2003. The termination of contracts with customers throughout fiscal 2003 (10 customers) and 2004 (6 customers) was the primary cause of the revenue reduction. In marketing to prospective customers, the Company has modified its offering to place more emphasis upon the value added supply chain management services it provides and a decreased emphasis upon MRO supply sales. In this connection, the Company has enhanced its service offering by adding additional system capabilities and providing more flexible solutions, including In-Site Online designed for smaller sites where a comprehensive In-Plant Store is not economically justified. The Company's marketing efforts are focused on driving future business to a fee for services model. In addition, traditionally the Company carried inventory on behalf of its customers without adequate compensation. The Company is endeavoring to limit its obligations to carry inventory with new customers. The Company believes these changes in its offering combined with intensifying MRO supply pricing pressure have been primarily responsible for lengthening its sales cycle and limiting its success in securing new customers. The Company believes that its modified offerings will gain market acceptance as customers come to understand the Company's value proposition, but there is no guarantee concerning whether or when such market acceptance will occur.

        Revenue changes in the Company's remaining business may cause future operating results to differ significantly from historical results reported. Future growth in the Company's business is highly dependent on its ability to attract new customers. The Company has reduced and may continue to reduce its operating costs as a result of the revenue declines. Such cost reductions will likely be lower than the relative sales declines because of the fixed nature of certain costs and the determination by the Company that certain costs are necessary to maintain and improve the Company's technology and service offerings.

Critical Accounting Policies

        The SEC has issued cautionary advice regarding disclosure about critical accounting policies. The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change materially in subsequent periods. The preparation of the Company's consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include the following:

  •
  Reserves and Accrued Liabilities: The Company provides reserves and accrued liabilities in accordance with generally accepted accounting principles for events such as site closures, to record assets at estimated net realizable values and to record probable contingent liabilities. In addition, in the ordinary course of business, management makes estimates of accrued liabilities to suppliers and other service providers. The amounts of such reserves and accrued liabilities are based on information and assumptions that the Company deems reasonable and probable at the time. The matters that give rise to such provisions are inherently uncertain and require complex and subjective judgments.

  •
  Allowance for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company's review and assessment of its customers' ability to make required payments. If the financial condition of the Company's customers were to deteriorate, additional allowances might be required.

  •
  Deferred tax asset valuation allowance: The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, future realization of these assets in excess of the net amount recorded would increase income during that period. Likewise, should the Company determine a greater possibility exists that it would not be able to realize part of or the entire net deferred tax asset in the future, a charge to income would result at the time the determination was made.

  •
  Recoverability of assets: The Company makes significant estimates relating to the recoverability of assets, such as inventory and long-lived assets. The Company's ability to recover the value of its inventory depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. The recoverability of long-lived assets is highly dependant on the Company's business volume and application of the applicable accounting standards requires significant judgments and estimates.

        Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2004 are reasonable, actual results could differ materially from estimated amounts recorded in the Company's consolidated financial statements.

Contract Terminations

        During 2004, the Company terminated contracts with 6 smaller customers, none of which ever totaled more than 10% of the Company's revenue in any given reporting period.

        In May 2003, the Company announced that it agreed to terminate its In-Plant Store services agreements with EPC, its then largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company's revenues from EPC for fiscal 2003 and 2002 were $16.0 million and $34.7 million, respectively. There were no accounts receivable or inventory related to EPC at December 31, 2003.

        During 2002, the Company and Kraft discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002, the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. The Company's Kraft revenues for the year ended December 31, 2002 were $77.0 million ($50.8 million excluding the Kraft inventory sale). There were no accounts receivable or inventory related to the Kraft services agreement at December 31, 2002.

        In connection with the termination of the Kraft agreement, the Company provided the affected workforce with information concerning employment opportunities with either the Company or Kraft, and provided severance benefits to those employees whose positions were eliminated in the workforce reduction. In connection therewith, the Company recorded severance expense of $700,000 during the second quarter of 2002, which was paid prior to December 31, 2002.

        As a result of the termination of the Kraft relationship, the Company evaluated the recoverability of its computer technology and determined that the carrying value was impaired from the expected underutilization. As a result, the Company recorded an impairment charge of $3.8 million in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").

Results of Operations

        The following table of revenues and percentages sets forth selected items of the results of operations:

	Years ended December 31,
	2004	2003	2002
Revenues	$121,878,000	$134,557,000	$253,583,000
Revenues	100.00%	100.0%	100.0%
Cost of materials	80.4	77.7	80.9
Operating wages and benefits	7.2	8.6	7.3
Other operating expenses	2.9	2.7	2.6
Selling, general and administrative expenses	12.8	11.6	8.1
Severance and asset impairment expenses	—	—	1.8
Operating loss	(3.3)	(0.6)	(0.7)
Interest income	0.3	0.4	0.2
Loss from operations before income taxes and cumulative effect of accounting change	(3.0)	(0.2)	(0.5)
Income tax (benefit) expense	0.9	(0.3)	(0.1)
Loss from operations	(2.1)	(0.5)	(0.6)
Cumulative effect of accounting change	—	—	(0.7)
Net loss	(2.1)	(0.5)	(1.3)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

	2004	2003	Change
Revenues	$121,878,000	$134,557,000	(9.4)%

        Revenues for the year ended December 31, 2004 decreased $12.7 million, or 9.4%, to $121.9 million from $134.6 million for the year ended December 31, 2003. The termination of contracts with customers throughout fiscal 2003 and 2004 was the primary cause for the revenue reduction. The closing of EPC accounted for $16.0 million of the overall decrease. Other site closings and a reduction in revenue from our existing business resulted in an additional decrease of $16.5 million (including a $2.5 million inventory sale to a former customer) and a $0.8 million (including a $1.0 million inventory sale to a current customer during 2003). This decrease of $33.3 million was offset by revenues from new customers of $20.6 million. A portion of the revenues from new customers during 2004, $5.7 million, relates to supplies shipped during the third quarter of 2003 and other service fee revenue. This revenue was not recognized until all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), were met during the first quarter of 2004. As a result, the Company recognized revenue on two seasonal buys from the new customer during the year ended December 31, 2004. The Company categorizes "new" customers as those that generated revenue in the current period with no revenue during the comparable period of the prior year.

        Coors Brewing Company comprised 16.6% and 14.1% of the 2004 and 2003 revenue, respectively. Revenues from the New York City Department of Education comprised 15.7% of the Company's revenue for the year ended December 31, 2004. EPC, which terminated its contract with the Company during the third quarter of 2003, comprised 11.9% of the Company's revenue for the year ended December 31, 2003.

Cost of Materials / Gross Margin

	2004	2003	Change
Cost of Materials	$98,029,000	$104,601,000	(6.3)%
Cost of Materials %	80.4%	77.7%	2.7%
Gross Margin %	19.6%	22.3%	(2.7)%

        Cost of materials as a percentage of revenue increased 2.7% to 80.4% for the year ended December 31, 2004 from 77.7% in 2003. The increase in the cost of materials as a percentage of revenue was primarily attributable to a lower portion of management service fees (1.1%) in the revenue mix for the year ended December 31, 2004 as compared to the year ended December 31, 2003, lower gross margins from the Company's new business in 2004 (1.1%), and a reduction in the consolidated costs of goods sold during the fourth quarter of 2003 as a result of decreases in previously estimated liabilities for product purchases (0.7%), partially offset by the 2004 implementation revenue earned at one of the new customers which had no direct product costs. The new customers generated lower gross margins than the Company has historically reported, but they also, on average, report lower site operating expenses as a percentage of revenue compared to our continuing business.

Other

	2004	2003	Change
Operating Wages and Benefits	$8,775,000	$11,568,000	(24.1)%
Operating Wages and Benefits %	7.2%	8.6%	(1.4)%
Other Operating Expenses	$3,537,000	$3,606,000	(1.9)%
Other Operating Expenses %	2.9%	2.7%	0.2%
Selling, General and Administrative Expenses	$15,554,000	$15,635,000	(0.5)%
Selling, General and Administrative Expenses %	12.8%	11.6%	1.2%
Interest Income	$338,000	$496,000	(31.8)%
Interest Income %	0.3%	0.4%	(0.1)%
Income Tax Benefit (Expense)	$1,058,000	$(367,000)	NM
Income Tax Benefit (Expense) %	0.9%	(0.3)%	1.2%

        NM — not meaningful

        Operating wages and benefits expense as a percentage of revenues decreased to 7.2% for the year ended December 31, 2004 from 8.6% in 2003. The reduction in operating wages and benefits expenses as a percentage of revenues was primarily attributable to the termination of the EPC services agreement. Operating wages and benefits expenses stated as a percentage of revenues were higher under the EPC services agreement than in our standard service agreements. Continued declines in business volume from existing customers may result in lower productivity and may negatively impact the Company's ability to maintain staff at optimal levels.

        Other operating expenses as a percentage of revenues increased 0.2% to 2.9% for the year ended December 31, 2004 from 2.7% in 2003. The increase in percentage is primarily related to the impact of certain fixed costs, such as depreciation of the Company's ERP system, on a declining revenue base. The Company's other operating expenses were reduced by $0.1 million for the year ended December 31, 2004 substantially as a result of contract terminations.

        Selling, general and administrative expenses as a percentage of revenues increased to 12.8% for the year ended December 31, 2004 from 11.6% in 2003. The increase in the selling, general and administrative costs as a percentage of revenue is primarily attributable to non-operational employee wages and benefits and other fixed costs as a percentage of the lower revenue base. The Company's ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenue is highly dependent upon the Company's ability to expand its revenue base. Management believes the current cost structure of the Company will enable future growth. Potential cost reductions, if taken, could potentially inhibit that growth. During each of the years ended December 31, 2004 and 2003, the Company recorded benefits of $0.7 million. The $0.7 million benefits for the year ended December 31, 2004 related to the favorable resolution of a dispute with a vendor of $0.4 million and a favorable recovery of previously reserved receivables of $0.3 million. The $0.7 million benefit for the year ended December 31, 2003 related to a legal settlement for more than anticipated. During the fourth quarter of 2003, the Company recorded approximately $0.5 million in expense as a result of repricing the Company's outstanding stock options and changing the methodology for administering the Company's vacation policy. Overall, SG&A expense in 2004 remained relatively consistent with 2003, decreasing $0.1 million.

        Interest income was $338,000 for the year ended December 31, 2004 compared to interest income of $496,000 for the comparable period in 2003. During 2004, the average monthly cash balance was approximately $12.4 million lower than the comparable period of 2003. The reduction of interest income was primarily attributable to the lower average cash balance. The decrease in the average cash balance during the period is primarily attributable to the $5.00 per common share cash distribution paid to the Company's shareholders in the fourth quarter of 2003, amounting to approximately

$14.8 million, and the timing difference between the cash outlay and receivable collections from the Company's seasonal business during the fourth quarter of 2004. During the year ended December 31, 2004 the Company sold short-term investments for approximately $5.1 million, and realized a $30,000 loss on an investment that was previously recorded in other comprehensive loss.

        Income tax expense of $23,000 was recorded on income earned from the Company's Mexican operations during the year ended December 31, 2004. During the fourth quarter of 2004, the Company recognized a benefit and received cash in the amount of approximately $1.1 million relating to the favorable resolution of a state tax issue. There was no tax benefit recorded for pretax losses of the Company's U.S. operations for the year ended December 31, 2004. The realization of income tax benefits from such losses is dependent on future events that cannot currently be deemed more likely than not to occur.

        Net loss for the year ended December 31, 2004 was $2,621,000 compared to net loss of $724,000 in 2003, as a result of the operating results previously discussed.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

	2003	2002	Change
Revenues	$134,557,000	$253,583,000	(46.9)%

        Revenues for the year ended December 31, 2003 decreased $119.0 million, or 46.9%, to $134.6 million from $253.6 million for the year ended December 31, 2002. The termination of contracts with customers throughout fiscal 2002 and 2003 was the primary cause for the revenue reduction. The termination of two customers, Kraft ($77.0 million) and EPC ($18.7 million) accounted for $95.7 million of the overall decrease. Revenues for the year ended December 31, 2002 included $26.2 million related to the sale of Kraft inventory in connection with the termination of the Kraft services agreement. The remaining decrease of $23.3 million was due to the termination of other customer contracts of $19.7 million and the reduction in our continuing business of $5.6 million, partially offset by increases in revenue from our Mexican operations of $1.0 million and an increase in revenue relating to a one-time $1.0 million inventory sale to an existing customer that reduced its In-Plant Store program during the third quarter of 2003.

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

        As a result of the termination of the In-Plant Store services agreements with EPC, Kraft and other customers and the slowdown of the introduction of new sites, the Company did not achieve historic levels of revenue during 2003. The Company reduced its operating costs as a result of the revenue decline.

        Coors Brewing Company, comprised 14.1% of the 2003 revenue and less than 10% in fiscal 2002. EPC, which terminated its services agreement with the Company during the third quarter of 2003, comprised 11.9% and 13.7% of the Company's revenue for the years ended December 31, 2003 and 2002, respectively. Kraft comprised approximately 30.4% (20.0% excluding the Kraft inventory sale) of the Company's revenues during the year ended December 31, 2002.

Cost of Materials / Gross Margin

	2003	2002	Change
Cost of Materials	$104,601,000	$205,274,000	(49.0)%
Cost of Materials %	77.7%	80.9%	(3.2)%
Gross Margin %	22.3%	19.1%	3.2%

        Cost of materials as a percentage of revenues decreased to 77.7% for the year ended December 31, 2003 from 80.9% in 2002. During the year ended December 31, 2002, the high dollar/low margin sale of Kraft inventory produced $1.7 million of gross margin, which accounted for 1.4% of higher cost of material percentage for the period. Excluding the aforementioned sale, the Company's overall gross margin increased 1.8% for the year ended December 31, 2003 as compared to 2002. Approximately 1.1% of this increase was due to a greater portion of management service fees in the revenue mix during fiscal 2003. Management service fees have no direct material costs. The remainder of the change of approximately $0.9 million, or 0.7% is attributable to reductions in the consolidated cost of goods sold during the fourth quarter of 2003 as a result of decreases in previously estimated liabilities for product purchases.

Other

	2003	2002	Change
Operating Wages and Benefits	$11,568,000	$18,466,000	(37.4)%
Operating Wages and Benefits %	8.6%	7.3%	1.3%
Other Operating Expenses	$3,606,000	$6,537,000	(44.8)%
Other Operating Expenses %	2.7%	2.6%	0.1%
Selling, General and Administrative Expenses	$15,635,000	$20,558,000	(23.9)%
Selling, General and Administrative Expenses %	11.6%	8.1%	3.5%
Severance and Asset Impairment Expense	—	$4,500,000	100.0%
Severance and Asset Impairment Expense %	—	1.8%	(1.8)%
Interest Income	$496,000	$437,000	13.5%
Interest Income %	0.4%	0.2%	0.2%
Income Tax Expense	$367,000	$164,000	123.8%
Income Tax Expense %	0.3%	0.1%	0.2%

        Operating wages and benefits expense as a percentage of revenues increased to 8.6% for the year ended December 31, 2003 from 7.3% in 2002. Excluding revenue from the Kraft inventory sale, the percentage for the year ended December 31, 2002 was 8.1%. The Company's operating wages and benefits were reduced by $6.9 million, or 37.4%, during 2003 in conjunction with contract terminations. However, as a percentage of revenue these expenses increased, excluding the impact of the Kraft inventory sale, by approximately 0.5%. The comparable year over year percentage reflects the Company's effort to reduce costs commensurate with declines in the Company's revenue base. These efforts were offset by increases in the cost of medical and dental benefits and pay rate increases on a lower revenue base.

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

        Selling, general and administrative expenses as a percentage of revenues increased to 11.6% for the year ended December 31, 2003 from 8.1% in 2002. When revenue from the Kraft inventory sale is excluded, the percentage for the year ended December 31, 2002 was 9.0%. The Company's selling, general and administrative expenses were reduced by $4.9 million during 2003 in conjunction with contract terminations. This decrease was primarily from reductions in wages and benefits of non-operational employees of $2.6 million, bad debt expense of $1.1 million, legal fees of $0.5 million and travel and travel related expenses of $0.5 million. The primary reason for these decreases is due to the reduction in the Company's overall business and a legal settlement for outstanding accounts receivable balances that was settled more favorably than estimated by $0.7 million. Offsetting these decreases, during the fourth quarter of 2003, the Company recorded approximately $0.5 million in expense as a result of repricing the Company's outstanding stock options and changing the methodology for administering the Company's vacation policy. The increase in the selling, general and administrative costs as a percentage of revenue, excluding the impact of the Kraft inventory sale, from 9.0% to 11.6%, is primarily attributable to non-operational employee wages and benefits and other fixed costs as a percentage of a much lower revenue base.

        During the year ended December 31, 2002, the Company recorded charges of $4.5 million, or 1.8% of revenues, in connection with the termination of the Kraft services agreement. The charges include $0.7 million of severance expense and $3.8 million of long-lived asset impairment expense. See "Contract Terminations," above.

        Interest income was $496,000 for the year ended December 31, 2003 compared to interest income of $437,000 for the comparable period in 2002. During 2003, the average monthly cash balance was approximately $8.6 million higher than in 2002. The large increase in the Company's cash balance occurred in May of 2002 as a result of the inventory sale to Kraft. Fiscal 2003 had a full year of benefit of this larger balance. As of December 31, 2003, the total cash, cash equivalent and short term investments had decreased by $13.8 million to $29.8 million as compared to December 31, 2002, primarily due to the $5.00 per share cash distribution of $14.6 million in the fourth quarter of 2003.

        Income tax expense of $367,000 was recorded on income earned from the Company's Mexican operations during the year ended December 31, 2003. There was no tax benefit recorded for pretax losses of the Company's U.S. operations for the year ended December 31, 2003. The realization of income tax benefits from such losses is dependent on future events that were not deemed more likely than not to occur.

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

Liquidity and Capital Resources

        As of December 31, 2004, the Company had $26.8 million of cash and cash equivalents. The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

        Net cash used in operating activities was $1.5 million for the year ended December 31, 2004 compared to net cash provided by operations of $1.8 million in 2003. The decrease in net cash from operating activities was primarily due to the weaker operational performance during the twelve months ended December 31, 2004 as well as an increase in accounts receivable of approximately $7.6 million, offset by a decrease in inventories of approximately $6.1 million. During the fourth quarter of 2004, the Company resolved a state income tax issue and recognized a benefit of approximately $1.1 million.

        As of December 31, 2004 and December 31, 2003, accounts receivable, net on the consolidated balance sheet included outstanding balances of approximately $0.5 million and $0.7 million, respectively, for terminated accounts with which the Company is involved in litigation. Although there can be no assurance, the Company does not believe, based upon its evaluation of information currently available, that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

        Net cash provided by investing activities was $3.5 million for the year ended December 31, 2004 compared to net cash used of $5.3 million in 2003. During the year ended December 31, 2004 the Company sold short-term investments for approximately $5.0 million and realized a $30,000 loss on an investment that was previously recorded in other comprehensive loss. These short-term investments were purchased during 2003 for $5.1 million. The difference between the approximately $5.1 million realized on the sale of short-term investments and the $3.6 million net cash provided by investing activities consisted of approximately $1.5 of capital expenditures for computer systems and related equipment.

        Net cash used in financing activities was $11,000 for the year ended December 31, 2004 compared to $15.2 million in 2003. During the fourth quarter of 2003, the Company declared and paid a cash distribution, which was deemed to be a return of capital for tax purposes, of $5.00 per share to shareholders. The total cash outflow for this dividend was approximately $14.6 million. In addition, during 2003, the Company used $0.7 million to repurchase 45,476 shares of its common stock under a stock repurchase program, of which 876 of the shares were cancelled, partially offset by the issuance of 3,572 shares of common stock upon exercise of stock options. During the year ended December 31, 2004, the Company issued 6,573 shares of common stock upon exercise of stock options.

        During the year ended 2004, the Company entered into a new lease for its corporate headquarters. Under this five year lease agreement, the Company's annual rent obligations are as follows: 2005—$316,000, 2006—$325,000, 2007—$334,000, 2008—$343,000 and 2009—$307,000. The minimum future rental payments for all operating leases with initial noncancellable lease terms in excess of one year as of December 31, 2004 are as follows: 2005—$410,000, 2006—$383,000, 2007—$344,000, 2008—$343,000 and 2009—$307,000.

        The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company's investors.

Inflation

        The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company's current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

Seasonality

        During 2003, the Company entered into an agreement with a new institutional customer. Due to anticipated concentration of a portion of this customer's annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company. During the third quarter of 2003, the Company incurred $4.6 million of costs for supplies to this customer. The Company did not recognize revenue on the shipment of supplies as a result of not meeting all of the criteria required by SAB 104. As of December 31, 2003, the $4.6 million of costs relating to the supplies shipped to the new customer were included in inventory on the Company's balance sheet. Due to meeting all of the criteria of SAB 104 during the first quarter of 2004, the Company recognized the revenue related to the $4.6 million of costs deferred as of December 31, 2003. The Company recognized revenue on two seasonal buys during 2004 due to the recognition of the revenue associated with the aforementioned deferred costs in fiscal 2004. The Company does not expect to recognize revenue associated with two seasonal buys in fiscal 2005.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Share Based Payment. The revised SFAS No. 123 requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005. Stock compensation expense under the prior rules would have reduced reported diluted earnings per share by 2 cents in 2004. Upon adoption of the revised standard, prior awards are charged to expense under the previous rules, and awards after adoption are charged to expense under the revised rules. The Company has not determined the impact of the adoption of the new standard; however the Company does not anticipate expense under the new standard to be higher than previously reported.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. If market interest rates were to increase by 10% from rates as of December 31, 2004, the effect would not be material to the Company.

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

(b)
Changes in Internal Control Over Financial Reporting

        There have not been any changes that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during the Company's fourth fiscal quarter of 2004.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Strategic Distribution, Inc.:

        We have audited the consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 5 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

KPMG LLP
Philadelphia, Pennsylvania March 28, 2005

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$26,840	$24,787
Short-term investments	—	5,053
Accounts receivable, net	19,638	11,799
Recoverable income taxes	—	585
Inventories, net	12,800	18,930
Prepaid expenses and other current assets	426	500

Total current assets	59,704	61,654
Office fixtures and equipment, net	3,495	3,550
Deferred income taxes	573	261
Other assets	14	38

Total assets	$63,786	$65,503

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$15,137	$14,278

Total current liabilities	15,137	14,278

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,096,174 issued and 2,959,674 outstanding at December 31, 2004; 3,089,601 issued and 2,953,101 outstanding at December 31, 2003	310	309
Additional paid-in capital	82,220	82,201
Accumulated deficit	(31,675)	(29,054)
Accumulated other comprehensive loss	—	(25)
Treasury stock, at cost (136,500 shares)	(2,206)	(2,206)

Total stockholders' equity	48,649	51,225

Total liabilities and stockholders' equity	$63,786	$65,503

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share data)

	Years ended December 31,
	2004	2003	2002
Revenues	$121,878	$134,557	$253,583
Costs and expenses:
Cost of materials	98,029	104,601	205,274
Operating wages and benefits	8,775	11,568	18,466
Other operating expenses	3,537	3,606	6,537
Selling, general and administrative expenses	15,554	15,635	20,558
Severance and asset impairment expenses	—	—	4,500

Total costs and expenses	125,895	135,410	255,335

Operating loss	(4,017)	(853)	(1,752)
Interest income	338	496	437

Loss from operations before income taxes and cumulative effect of accounting change	(3,679)	(357)	(1,315)
Income tax benefit (expense)	1,058	(367)	(164)

Loss from operations before cumulative effect of accounting change	(2,621)	(724)	(1,479)
Cumulative effect of accounting change	—	—	(1,939)
Net loss	$(2,621)	$(724)	$(3,418)

Net loss per common share—basic and diluted:
Loss from operations	$(0.89)	$(0.24)	$(0.48)
Cumulative effect of accounting change	—	—	(0.63)
Net loss	$(0.89)	$(0.24)	$(1.11)

Weighted average number of shares of common stock outstanding—basic and diluted:	2,953,822	2,989,011	3,084,964

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Notes Receivable	Treasury Stock
Balance at December 31, 2001	$314	$98,008	$(24,912)	$—	$(1,303)	$(1,073)
Net loss	—	—	(3,418)	—	—	—
Repurchase of 42,400 shares	—	—	—	—	—	(490)

Balance at December 31, 2002	314	98,008	(28,330)	—	(1,303)	(1,563)
Net loss	—	—	(724)	—	—	—
Unrealized loss on investments	—	—	—	(25)	—	—
Repurchase of 45,476 shares	—	(12)	—	—	—	(643)
Exercise of stock options	—	36	—	—	—	—
Distribution to stockholders	—	(14,765)	—	—	—	—
Revaluation of stock options	—	232	—	—	—	—
Cancellation of 51,500 shares for defaulted notes receivable	(5)	(1,298)	—	—	1,303	—
Issuance of 147 shares related to 2001 reverse stock split	—	—	—	—	—	—

Balance at December 31, 2003	309	82,201	(29,054)	(25)	—	(2,206)
Net loss	—	—	(2,621)	—	—	—
Sale of short-term investments and recongnition related unrealized losses	—	—	—	25	—	—
Revaluation of stock options	—	(20)	—	—	—	—
Exercise of stock options	1	39	—	—	—	—

Balance at December 31, 2004	$310	$82,220	$(31,675)	$—	$—	$(2,206)

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(2,621)	$(724)	$(3,418)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,578	1,730	2,845
Provision for doubtful accounts	(231)	(127)	1,122
Loss on sale of short-term investments	30	—	—
Stock option repricing	(20)	232	—
Asset impairment	—	—	3,800
Deferred income taxes	(312)	657	164
Cumulative effect of accounting change	—	—	1,939
Changes in operating assets and liabilities:
Accounts receivable	(7,608)	10,535	16,374
Recoverable income taxes	585	(585)	4,115
Inventories	6,130	1,391	23,792
Accounts payable and accrued expenses	910	(11,601)	(10,286)
Other, net	98	246	196

Net cash (used in) provided by operating activities	(1,461)	1,754	40,643

Cash flows from investing activities:
Sale of short-term investments	—	(5,078)	—
Proceeds from sale of short-term investments	5,048	—	—
Additions of property and equipment	(1,523)	(262)	(145)

Net cash provided by (used in) investing activities	3,525	(5,340)	(145)

Cash flows from financing activities:
Issuance of common stock	40	36	—
Repurchase of common stock	—	(655)	(490)
Cash distribution to stockholders	(51)	(14,630)	—

Net cash used in financing activities	(11)	(15,249)	(490)

Increase (decrease) in cash and cash equivalents	2,053	(18,835)	40,008
Cash and cash equivalents, beginning of the year	24,787	43,622	3,614

Cash and cash equivalents, end of the year	$26,840	$24,787	$43,622

Supplemental cash flow information:
Taxes paid	$336	$371	$90
Interest paid	—	—	9

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Description of Business

        Strategic Distribution, Inc. and subsidiaries (the "Company") provides supply chain management services with respect to maintenance, repair and operating ("MRO") supplies for industrial and institutional customers in the United States and Mexico. The Company conducts it U.S operations primarily through its wholly-owned subsidiary, SDI, Inc. ("SDI").

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

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories and income tax assets, and the assessment of litigation and other contingencies. The Company's ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and the Company's ability to enforce provisions of its contracts in the event of disputes. The Company provides reserves or accrues liabilities to record assets at estimated net realizable values and to record probable contingent liabilities. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments.

        Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2004, are reasonable, actual results could differ from the estimated amounts recorded in the Company's financial statements.

        During 2003, the Company determined that certain other liabilities and reserves as of December 31, 2003, were overstated by approximately $1,374,000. The adjustments required to correct the liabilities and reserves were based on recent developments that lead management to refine estimates related to certain liabilities and reserves. Of these adjustments, $930,000 was reflected as a reduction to cost of materials in 2003 due to overstated liabilities to suppliers. The remaining adjustments of $444,000 were reflected as reductions in Selling, General and Administrative Expenses and Other Operating Expenses in 2003.

Cash Equivalents and Short-Term Investments

        All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2004 and 2003, the Company had investments in cash, cash equivalents and short-term investments of approximately $26,840,000 and $29,840,000, respectively. During the year ended December 31, 2003, the Company made a cash distribution, which was deemed to be a return of capital for tax purposes, to stockholders totaling $14,765,000. (See Note 10, Stockholders' Equity). The Company's investment policy limits investments to highly rated and highly liquid instruments of U.S. Banks, the U.S. government or government agencies, and commercial money market funds.

        The Company accounted for investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of debt securities at the time of purchase, and reevaluates such designation as of each balance sheet date. The Company classified their investments as available-for-sale. Available-for-sale securities are reported at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends earned on available-for-sale securities are included in investment income. The contractual maturities of the Company's available-for-sale securities at December 31, 2003, were all less than one year. In 2003, the Company had unrealized losses of $25,000 on its available-for-sale securities, which was realized at the time of sale during the second quarter of 2004.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, principally accounts receivable and accounts payable, approximate fair value.

Inventories

        Inventories, which consist solely of goods purchased for resale, are stated at the lower of cost (determined on the first-in, first-out basis) or market.

        During 2003, the Company incurred $4,568,000 of costs for supplies shipped to a new customer. The Company did not recognize revenue on the shipment of these supplies as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). As of December 31, 2003, the $4,568,000 of costs relating to the supplies shipped to the new customer were included in inventory on the Company's consolidated balance sheet. The supplies shipped to this new customer were of a seasonal nature. The Company recognized the revenue related to these costs plus gross margin during the first quarter of 2004.

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

Impairment of Long-Lived Assets

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") requires that long-lived assets, such as office fixtures and equipment be tested for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. (See Note 7, Contract Terminations).

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

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As allowed by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the amendment to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic value-based method of accounting as described above, and have adopted only the disclosure requirements of SFAS No. 123.

        The following table illustrates the effect on net loss of each period if the fair value based method of determining stock-based employee compensation under SFAS No. 123 had been applied to all outstanding awards. (See Note 12, Stock Compensation Plans.)

	Years ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss—as reported	$(2,621)	$(724)	$(3,418)
Add stock-based employee compensation (income) expense included in reported net loss, net of tax	(20)	232	—
Less stock-based employee compensation expense determined under the fair value method, net of tax	(62)	(139)	(164)

Net loss—pro forma	$(2,703)	$(631)	$(3,582)

Net loss per share (basic and diluted)—as reported	$(0.89)	$(0.24)	$(1.11)

Net loss per share (basic and diluted)—pro forma	$(0.91)	$(0.21)	$(1.16)

Comprehensive Loss

        For the year ended December 31, 2003, the Company had unrealized losses of $25,000 on available-for-sale securities. Such losses were reflected as other comprehensive loss in stockholders' equity. Comprehensive loss was $749,000 for the year ended December 31, 2003. For the years ended December 31, 2004 and 2002, the comprehensive loss equaled the net loss reported.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    Accounts Receivable

        Accounts receivable is stated net of an allowance for doubtful accounts of $1,905,000 and $2,588,000 at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, accounts receivable included outstanding balances' of approximately $500,000 and $700,000, respectively, related to terminated accounts with which the Company was involved in litigation.

(4)    Office Fixtures and Equipment

	December 31,
	2004	2003
	(in thousands)
Office equipment and software	$7,500	$6,180
Leasehold improvements	136	45
Transportation equipment	25	17

	7,661	6,242
Less: Accumulated depreciation and amortization	(4,166)	(2,692)

	$3,495	$3,550

        For the years ended December 31, 2004, 2003 and 2002, depreciation and amortization expense were $1,578,000, $1,730,000 and $2,797,000, respectively.

        During the year ended December 31, 2002, the Company recorded an impairment charge of $3,800,000 related to the write-down of certain fixed assets in accordance with the provisions of SFAS 144 (see Note 7, Contract Terminations).

(5)    Intangible Assets

        SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Under SFAS 142, goodwill impairment is deemed to exist if the carrying value of the Company's goodwill exceeds its estimated fair value.

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

(6)    Accounts Payable and Accrued Expenses

	December 31,
	2004	2003
	(in thousands)
Accounts payable	$10,598	$7,806
Cash overdraft	0	925
Payroll and related expenses	1,287	2,077
Other accrued expenses	3,252	3,470

	$15,137	$14,278

(7)    Contract Terminations

        In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation ("EPC"), its then largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company's EPC revenues for the years ended December 31, 2003 and 2002 were $16.0 million and $34.7 million, respectively. There were no accounts receivable and inventory related to EPC at December 31, 2003.

        During 2002, the Company and Kraft Foods North America, Inc. ("Kraft") discussed certain changes to the In-Plant Store services agreement that would have made the Kraft agreement profitable and reduced the Company's working capital commitment. As a result of the inability of the parties to reach a revised agreement, on March 27, 2002 the Company and Kraft agreed to terminate the relationship prior to the contract expiration of August 2003. During the second quarter of 2002, the Company sold its Kraft inventory to Kraft at normal selling prices. The value of the sale was $26.2 million and the related gross margin was $1.7 million. During the second and third quarters of 2002, the Company substantially completed the transition of all storerooms to Kraft and reduced its operating costs. The Company provided inventory procurement and management services to Kraft during the transition. The Company's Kraft revenues for the year ended December 31, 2002 were $77.0 million ($50.8 million excluding the Kraft inventory sale). There were no accounts receivable and inventory related to Kraft at December 31, 2002.

        In connection with the termination of the Kraft agreement, the Company and Kraft provided the affected workforce with information concerning employment opportunities with either the Company or Kraft and provided severance benefits to those employees whose positions were eliminated in the workforce reduction. In connection therewith, the Company recorded severance expense of $700,000 during the second quarter of 2002, which was paid prior to December 31, 2002.

        As a result of the termination of the Kraft relationship, the Company evaluated the recoverability of its computer technology and determined that the carrying value was impaired from the expected underutilization. As a result, the Company recorded an impairment charge of $3.8 million in accordance with the provisions of SFAS 144. The Company used an expected present value method with multiple cash flow scenarios and a risk free interest rate as the basis for measuring the fair value of the assets.

(8)    Retirement Plan

        The Company has a qualified defined contribution plan (the "Retirement Savings Plan") for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the "Board") and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $170,000, $40,000 and $260,000 and for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's expense for 2003 was reduced by approximately $175,000 of forfeitures from unvested balances of participants.

(9)    Income Taxes

        Income tax benefit (expense) from operations is as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$—	$585	$—
State	1,081	—	—
Foreign	(336)	(295)	—

	745	290	—

Deferred:
Federal	—	(585)	—
State	—	—	—
Foreign	313	(72)	(164)

	313	(657)	(164)

	$1,058	$(367)	$(164)

        The Company received $1,081 during the fourth quarter of 2004 as a result of the favorable resolution of a state tax issue.

        A reconciliation of the expected Federal income tax benefit (expense) from operations at the statutory rate (34% in 2004, 2003 and 2002) to the Company's income tax expense follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Expected tax benefit	$1,251	$121	$1,106
Increase (decrease) in tax benefit resulting from:
State taxes, net of Federal benefit	713	—	—
Valuation allowance	(917)	(505)	(512)
Nondeductible goodwill	—	—	(659)
Other, net	11	17	(99)

	$1,058	$(367)	$(164)

        The components of the net deferred tax asset were as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards (expiring primarily in 2022 and 2023)	$4,358	$3,593
Alternative minimum tax carryforwards	666	353
Accounts receivable allowance	737	974
Inventories	509	536
Accrued expenses	982	806
Other	—	—
Valuation allowance	(6,211)	(5,294)

Total deferred tax asset	1,041	968
Deferred tax liabilities:
Property and equipment	(468)	(707)

Net deferred tax asset	$573	$261

        As of December 31, 2004 and 2003, a valuation allowance was established to reduce deferred tax assets to amounts deemed more likely than not to be realizable. The net change in the valuation allowance was an increase of $917,000 and $707,000 for the years ended December 31, 2004 and 2003. Approximately $202,000 of the increase in the 2003 valuation allowance was attributable to a permanent book to tax difference relating to the cancellation of stockholder notes deductible for tax purposes but not book.

(10)    Stockholders' Equity

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

        During the year ended December 31, 2003, the Board of Directors of the Company authorized the payment of a cash distribution, which is deemed to be a return of capital for tax purposes, in the amount of $5.00 per share of common stock. The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003. The total amount of the distribution was $14,765,000, of which $84,000 remained unpaid as of December 31, 2004.

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

        During 2003 and 2002 the Company repurchased 45,476 and 42,400 shares of common stock at weighted average prices of $14.40 and $11.55 per share, respectively, under a repurchase program. Under the repurchase program, the Company is authorized to purchase up to 1,000,000 shares of common stock in privately negotiated transactions or on the open market and in compliance with applicable federal and state securities regulations. At December 31, 2003, the Company had remaining authority to purchase up to 909,424 shares until the repurchase program expiration in June 2004. The repurchase agreement was extended in June 2004 until June 2005 with the authorization to repurchase up to 1,000,000 shares of the Company's common stock. There were no shares repurchased by the Company during 2004.

(11)    Net Loss Per Share

        Net loss per common share—basic and diluted are equal for the years ended December 31, 2004, 2003 and 2002, respectively, because the effect of the assumed issuance of potential shares of common stock is antidilutive as a result of the net loss. As of December 31, 2004, 2003 and 2002, there were stock options outstanding for 100,451 shares, 59,879 shares and 93,101 shares of common stock, respectively.

(12)    Stock Compensation Plans

        The Company has two Incentive Stock Option Plans (the "1990 Plan" and the "1999 Plan", collectively referred to as the "ISO Plans") and a Non-Employee Director Stock Plan (the "Director Plan").

        In conjunction with the $5.00 per share cash distribution to stockholders in 2003, the Board of Directors of the Company also approved a $5.00 per share reduction in the exercise price of all outstanding stock options, except where such reduction would result in an exercise price of less than $0.10 per share, effective December 31, 2003, to offset the reduction in the underlying value of the common stock. In accordance with FIN 44, Accounting for Certain Transactions involving Stock Compensation, the Company recorded a non-cash charge of $232,000 in 2003. In addition, the repriced stock options require variable accounting, from the date of modification to the date the stock options are exercised, forfeited or expire unexercised. During 2004, the Company recorded approximately $20,000 as a reduction in cost relating to the variable plan accounting.

        Under the 1999 Plan the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 150,000 shares of common stock. No new option grants may be made under the 1990 Plan. The ISO Plans provide for the granting of both incentive stock options and options that do not qualify as incentive stock options ("nonqualified options"). In the case of each incentive stock option granted under the ISO Plans, the option price must not be less than the fair market value of the common stock at the date of grant. At date of issuance, all options granted under the ISO Plans are exercisable at not less than the fair market value of the common stock at the date of grant. A significant portion of the options granted under the 1999 Plan are exercisable at 25.0% per year beginning on the first anniversary of the date of grant. A significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

        The following table summarizes the option information for options granted under the ISO Plans:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 2001	116,916	$24.96
Options canceled or expired	(38,215)	25.64

Options outstanding, December 31, 2002	78,701	24.64
Options exercised during 2003	(3,572)	10.14
Options canceled or expired	(30,850)	15.21

Options outstanding, December 31, 2003	44,279	27.54
Options granted during 2004	57,000	11.69
Options exercised during 2004	(1,373)	4.03
Options canceled or expired	(13,455)	28.44

Options outstanding, December 31, 2004	86,451	17.40

Options exercisable	24,565	$32.53

        Under the Director Plan the Board is authorized to grant options to purchase up to 27,500 shares of common stock. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. The following table summarizes the option information for options granted under the Director Plan:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 2001	13,600	$17.68
Options granted during 2002	3,200	12.70
Options canceled or expired during 2002	(2,400)	45.00

Options outstanding, December 31, 2002	14,400	12.02
Options granted during 2003	3,600	14.05
Options canceled or expired during 2003	(2,400)	25.00

Options outstanding, December 31, 2003	15,600	6.77
Options granted during 2004	3,600	14.00
Options exercised during 2004	(5,200)	6.44

Options outstanding, December 31, 2004	14,000	$8.75

        The Company has an Executive Compensation Plan (the "Executive Plan") under which the Board is authorized to grant up to 50,000 shares of common stock. No shares of common stock have been issued under the Executive Plan.

        The following table summarizes information about stock options outstanding under all plans at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$0.10–$5.00	13,234	4.6	$2.61	10,025	$2.32
$5.01–$10.00	4,900	4.3	8.91	3,223	8.41
$10.01–$15.00	64,300	9.3	11.95	7,300	14.02
$15.01–$50.00	8,764	3.6	23.77	8,764	23.77
$55.01–$64.40	9,253	2.0	60.66	9,253	60.66

	100,451	7.3	$16.21	38,565	$24.05

        The weighted average fair value of options granted for the years ended December 31, 2004, 2003 and 2002 was $3.51, $9.47 and $8.75, respectively.

        The fair value based employee compensation of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	5.00	5.00	5.00
Interest rate	3.60%	3.27%	3.03%
Volatility	78.03%	82.78%	86.06%
Dividend yield(a)	0.00%	0.00%	0.00%

(a)
Dividend yield excludes the effect of the $5.00 per share cash distribution, which is deemed to be a return of capital for tax purposes, to stockholders in 2003 and assumes the Company will not declare any cash dividends from earnings in the foreseeable future.

(13)    Commitments and Contingencies

        The Company leases office space, equipment and vehicles for initial terms of three to five years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 2004 are as follows (in thousands):

2005	$410
2006	383
2007	344
2008	343
2009	307

        Rental expense for the years ended December 31, 2004, 2003 and 2002, was approximately $663,000, $789,000 and $1,055,000, respectively.

        The Company is currently involved in certain legal proceedings, including collection matters with several terminated accounts. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

(14)    Segment Information

        The Company operates in one reportable segment and substantially all of its revenues were from the procurement, handling and data management of MRO supplies for its customers.

        During the years ended December 31, 2004, 2003 and 2002, the Company had revenues of $23,420,000, $26,088,000 and $25,086,000 from customers in Mexico. As of December 31, 2004 and December 31, 2003, approximately 4.3% and 4.4% of the Company's long-lived assets were located outside of the United States.

(15)    Concentration Risk

        The Company has a high concentration of revenue, inventory and/or accounts receivable attributable to a few customers. During the years ended December 31, 2004, 2003 and 2002, 39.9%, 35.3% and 51.9%, respectively of the Company's revenues were derived from our three largest customers, of which two customers were greater than 10%. Revenues from Coors Brewing Company ("Coors") and the New York City Department of Education comprised 16.6% and 15.7% of the Company's revenue for the year ended December 31, 2004, respectively. Loss of either of these customers would have a material adverse effect on the business. Revenues from Coors and EPC comprised 14.1% and 11.9% of the Company's revenue for the year ended December 31, 2003, respectively. Revenues from Kraft Foods North America, Inc. and EPC comprised 30.4% and 13.7% of the Company's revenue for the year ended December 31, 2002, respectively. Additionally, as of December 31, 2004 and December 31, 2003 the three customers that represented the largest net inventory balances comprised 52.6% (32.0% from the largest customer) and 60.5% (24.2% from the largest customer), respectively, of the total net inventory balance. The December 31, 2003 balance included approximately $4.6 million of supplies that were shipped to a new customer during 2003, but revenue was not recorded until the first quarter of 2004. Three customers accounted for 52.4% and 28.8% of the Company's net accounts receivable balance as of December 31, 2004 and 2003, respectively.

(16)    Quarterly Data (in thousands, except per share data)—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004(a,b,c,d)
Revenues	$32,026	$27,384	$30,527	$31,941	$121,878
Operating loss	$(529)	$(709)	$(1,519)	$(1,260)	$(4,017)
Net loss	$(475)	$(677)	$(1,366)	$(103)	$(2,621)
Net loss per common share	$(0.16)	$(0.23)	$(0.46)	$(0.03)	$(0.89)
2003(e,f,g,h)
Revenues	$40,696	$37,390	$30,033	$26,438	$134,557
Operating income (loss)	$137	$294	$(566)	$(718)	$(853)
Net income (loss)	$55	$372	$(461)	$(690)	$(724)
Net income (loss) per common share	$0.02	$0.12	$(0.16)	$(0.23)	$(0.24)

(a)
The first quarter of 2004 includes $5.7 million of revenue, and related costs, related to supplies shipped in 2003. This revenue was not recognized until all of the criteria of SAB 104 were met.

(b)
The second quarter of 2004 includes a $0.4 million benefit related to the favorable resolution of a dispute with a vendor.

(c)
The third quarter of 2004 includes a favorable recovery of previously reserved receivables of $0.3 million.

(d)
The fourth quarter of 2004 includes a $1.1 million tax benefit relating to the favorable resolution of a state tax matter.

(e)
The second quarter of 2003 includes a benefit of $700,000 from a legal settlement for less than amounts previously accrued.

(f)
The fourth quarter of 2003 includes a $930,000 reduction in cost of materials related to changes in previously recorded estimates of liabilities for products purchased.

(g)
The fourth quarter of 2003 includes a charge of $232,000 for the repricing of outstanding stock options.

(h)
The fourth quarter of 2003 includes a charge of $250,000 related to changes in the Company's vacation benefits.

(17)    Related Party Transactions

        During the year ended December 31, 2004, the Company obtained insurance brokerage services and incurred fees for such services of approximately $40,000. The Company's Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

        The Company has retained Willkie Farr & Gallagher as it legal counsel on certain matters. During the year ended December 31, 2004 the Company incurred fees of approximately $80,000 payable to Willkie Farr & Gallagher. The Company anticipates it will continue its relationship with the firm in the future. A member of the board of directors of the Company is the Chairman of Willkie Farr and Gallagher.

SCHEDULE II
STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2004,
2003 and 2002 (in thousands)

	Balance at Beg. of Period	(Reduction) Charge to Costs and Expenses	Deductions		Transfers		Balance at End of Period
Year Ended December 31, 2004:
Allowance for doubtful accounts	$2,588	$(231)	$(552	)(a)	$100	(c)	$1,905
Inventory allowance	1,106	209	(135	)(b)	(100	)(c)	1,080
Contract performance accrual	171	—	—		—		171
Year Ended December 31, 2003:
Allowance for doubtful accounts	$3,750	$(127)	$(2,235	)(a)	$1,200	(d)	$2,588
Inventory allowance	1,165	(28)	(31	)(b)	—		1,106
Contract performance accrual	1,311	60	(1,200	)(d)	—		171
Year Ended December 31, 2002:
Allowance for doubtful accounts	$9,300	$1,122	$(7,297	)(a)	$625	(c)	$3,750
Inventory allowance	1,150	640	(625	)(c)	—		1,165
Contract performance accrual	1,840	650	(1,179	)(e)	—		1,311

(a)
Charge-off of uncollectible accounts.

(b)
Disposal of inventory.

(c)
Inventory subject to the allowance was billed to customers and the related allowance was reclassified.

(d)
A performance guarantee accrual was settled and reclassified in connection with the collection of an outstanding customer account.

(e)
Payments or credits to customers.

PART III

Item 10.    Directors and Executive Officers of the Company

        The information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2004 (the "Proxy Statement"), under the captions "Election of Directors", "Identification of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information contained in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

        The following table summarizes the shares authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	100,451	$16.21	96,221
Equity compensation plans not approved by security holders	—	—	—

Total	100,451	$16.21	96,221

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

Item 15.    Exhibits and Financial Statement Schedules

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
10.2	Form of Strategic Distribution, Inc. Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.3	Form of Amended and Restated Strategic Distribution, Inc. 1996 Non-Employee Director Stock Plan.*
10.4	Form of Option Agreement under Amended and Restated Strategic Distribution, Inc. 1996 Non- Employee Director Stock Plan.*
10.5
Form of Strategic Distribution, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.6	Form of Option Agreement under Strategic Distribution, Inc. 1999 Incentive Stock Option Plan.*
10.7
Executive Employment Agreement dated as of June 27, 2003, between the Company and Richard S. Martin (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.8	Employment Letter, dated as of November 21, 2000, between Strategic Distribution, Inc. and Donald C. Woodring.*
10.9	Employment Agreement, dated as of December 4, 2000, between Strategic Distribution, Inc. and Donald C. Woodring.*

10.10	Employment Letter, dated as of August 9, 2004, between Strategic Distribution, Inc. and Daniel J. Kearney.*
10.11	Employment Agreement, dated as of November 30, 2004, between Strategic Distribution, Inc. and Daniel J. Kearney.*
10.12
Lease Agreement, dated as of July 23, 2004, by and between Strategic Distribution, Inc and Preferred 950 Developers L.P. (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).
14.	Business Ethics Policy (incorporated by reference to Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).
21.	List of Subsidiaries of the Company*
23.	Consent of KPMG LLP*
31.1	Certification by the Company's Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.*
31.2	Certification by the Company's Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.*
32.1	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2005

STRATEGIC DISTRIBUTION, INC.
By:	/s/ DONALD C. WOODRING Donald C. Woodring President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

Name	Title	Date

/s/ DONALD C. WOODRING Donald C. Woodring	President and Chief Executive Officer (principal executive officer)	March 30, 2005
/s/ RICHARD S. MARTIN Richard S. Martin	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2005
/s/ WILLIAM R. BERKLEY William R. Berkley	Chairman of the Board and Director	March 30, 2005
/s/ WILLIAM R. BERKLEY, JR William R. Berkley, Jr	Director	March 30, 2005
/s/ ANDREW M. BURSKY Andrew M. Bursky	Director	March 30, 2005
/s/ CATHERINE JAMES PAGLIA Catherine James Paglia	Director	March 30, 2005
/s/ ROBERT D. NEARY Robert D. Neary	Director	March 30, 2005

/s/ JACK H. NUSBAUM Jack H. Nusbaum	Director	March 30, 2005
/s/ JOSHUA A. POLAN Joshua A. Polan	Director	March 30, 2005
/s/ MITCHELL I. QUAIN Mitchell I. Quain	Director	March 30, 2005
/s/ RONALD C. WHITAKER Ronald C. Whitaker	Director	March 30, 2005

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation of the Company filed June 21, 1996 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
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
10.2	Form of Strategic Distribution, Inc. Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.3	Form of Amended and Restated Strategic Distribution, Inc. 1996 Non-Employee Director Stock Plan.
10.4	Form of Option Agreement under Amended and Restated Strategic Distribution, Inc. 1996 Non-Employee Director Stock Plan.
10.5
Form of Strategic Distribution, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999).
10.6	Form of Option Agreement under Strategic Distribution, Inc. 1999 Incentive Stock Option Plan.
10.7
Executive Employment Agreement dated as of June 27, 2003, between the Company and Richard S. Martin (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.8	Employment Letter, dated as of November 21, 2000, between Strategic Distribution, Inc. and Donald C. Woodring.
10.9	Employment Agreement, dated as of December 4, 2000, between Strategic Distribution, Inc. and Donald C. Woodring.
10.10	Employment Letter, dated as of August 9, 2004, between Strategic Distribution, Inc. and Daniel J. Kearney.
10.11	Employment Agreement, dated as of November 30, 2004, between Strategic Distribution, Inc. and Daniel J. Kearney.
10.12
Lease Agreement, dated as of July 23, 2004, by and between Strategic Distribution, Inc and Preferred 950 Developers L.P. (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).
14.	Business Ethics Policy (incorporated by reference to Exhibit 14.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).

21.	List of Subsidiaries of the Company
23.	Consent of KPMG LLP
31.1	Certification by the Company's Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.
31.2	Certification by the Company's Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.
32.1	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Index to Financial Statements
Report of Independent Registered Public Accounting Firm
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
STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
SCHEDULE II STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES Valuation and Qualifying Accounts Years ended December 31, 2004, 2003 and 2002 (in thousands)
PART III
PART IV
SIGNATURES
EXHIBIT INDEX