Form 10-Q
period 2005-03-31
STRATEGIC DISTRIBUTION INC
filed 2005-05-16
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of Common Shares outstanding at May 10, 2005: 2,958,174

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,873	$26,840
Accounts receivable, net	15,078	19,638
Inventories	13,084	12,800
Prepaid expenses and other current assets	715	426

Total current assets	57,750	59,704

Office fixtures and equipment, net	3,156	3,495
Deferred income taxes	573	573
Other assets	15	14

Total assets	$61,494	$63,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,484	$15,137

Total current liabilities	14,484	15,137

Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,094,674 issued and 2,958,174 outstanding at March 31, 2005; 3,096,174 issued and 2,959,674 outstanding at December 31, 2004	309	310
Additional paid-in capital	82,183	82,220
Accumulated deficit	(33,276)	(31,675)
Treasury stock, at cost (136,500 shares)	(2,206)	(2,206)

Total stockholders’ equity	47,010	48,649

Total liabilities and stockholders’ equity	$61,494	$63,786

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
Revenues	$29,023	$32,026
Costs and expenses:
Cost of materials	23,784	25,567
Operating wages and benefits	2,247	2,292
Other operating expenses	803	818
Selling, general and administrative expenses	3,828	3,878
Total costs and expenses	30,662	32,555
Operating loss	(1,639)	(529)
Interest income	123	85
Loss before income taxes	(1,516)	(444)
Income tax expense	(85)	(31)
Net loss	$(1,601)	$(475)

Net loss per common share - basic and diluted	$(0.54)	$(0.16)

Weighted average number of shares of common stock outstanding - basic and diluted	2,959,441	2,953,301

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,601)	$(475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	411	399
Stock option income	(17)	(40)
Deferred income taxes	—	(40)
Changes in operating assets and liabilities:
Accounts receivable	4,560	(8,638)
Recoverable income taxes	—	585
Inventories	(284)	4,892
Accounts payable and accrued expenses	(653)	1,233
Other, net	(290)	(374)
Net cash provided by (used in) operating activities	2,126	(2,458)
Cash flows from investing activities:
Short-term investments	—	(28)
Additions of office fixtures and equipment	(72)	(71)
Net cash used in investing activities	(72)	(99)
Cash flows from financing activities:
Issuance (cancellation) of common stock	(1)	1
Repurchase of common stock	(20)	—
Distribution to shareholders	—	(40)
Net cash used in financing activities	(21)	(39)
Increase (decrease) in cash and cash equivalents	2,033	(2,596)
Cash and cash equivalents, beginning of the period	26,840	24,787
Cash and cash equivalents, end of the period	$28,873	$22,191
Supplemental cash flow information:
Taxes paid	$85	$277

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2005 and 2004 have been included.  The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)

Net loss as reported	$(1,601)	$(475)
Less stock-based employee compensation income included in reported net loss, net of tax	(17)	(40)
Less stock-based employee compensation expense determined under the fair value method, net of tax	(23)	(6)
Net loss pro forma	$(1,641)	$(521)

Net loss per share (basic and diluted) as reported	$(0.54)	$(0.16)

Net loss per share (basic and diluted) pro forma	$(0.55)	$(0.18)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

3.                                      Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $1,837,000 and $1,905,000 at March 31, 2005 and December 31, 2004, respectively.

4.                                      Stockholders’ Equity

During the three months ended March 31, 2005, the Company repurchased and cancelled 1,500 shares of common stock at a weighted average price of $13.16 per share. During the three months ended March 31, 2004, the Company repurchased and cancelled 207 shares of common stock at a weighted average price of $7.10 per share.

5.                                      Net Loss Per Share

Net loss per common share - basic and diluted are equal with respect to each of the three months ended March 31, 2005 and 2004, because the effect of the assumed issuance of potential shares of common stock is anti-dilutive.  As of March 31, 2005 and 2004, there were stock options outstanding for approximately 104,000 and 57,000 shares of common stock, respectively.

6.                                      Segment Information

The Company operates in one reportable segment and substantially all of its revenues are derived from the procurement, handling and data management of MRO supplies for its customers.

During the three months ended March 31, 2005 and 2004, the Company had revenues of $6,142,000 and $5,318,000, respectively, from customers in Mexico. As of March 31, 2005 and March 31, 2004 approximately 5.0% and 4.5%, respectively, of the Company’s long-lived assets were located outside of the United States.

7.                                      Concentration Risk

The Company has a high concentration of revenue, inventory and accounts receivable attributable to a few customers.  During the three months ended March 31, 2005 and 2004, 34.5% and 40.3%, respectively, of the Company’s revenues were derived from three customers.  Additionally, as of March  31, 2005 and December 31, 2004 the three customers that represented the largest net inventory balances comprised 63.0% and 62.6%, respectively, of the total net inventory balance.  Inventory attributable to one customer comprised 31.3% and 36.7 % of the total net inventory balance at March 31, 2005 and December 31, 2004, respectively.  Three customers accounted for 34.7% of the Company’s net accounts receivable balance as of March 31, 2005, as compared to 59.0% as of December 31, 2004.

8.                                      Related Parties

The Company obtained insurance brokerage services and incurred fees for such services totaling approximately $50,000 and $40,000 for the three months ended March 31, 2005 and 2004, respectively. The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

The Company has retained Willkie Farr & Gallagher LLP as its legal counsel on certain matters and incurred fees of approximately $9,000 for the three months ended March 31, 2005. The Company anticipates it will continue its relationship with the firm in the future. A member of the board of directors of the Company is the Chairman of Willkie Farr & Gallagher LLP.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company’s ability to obtain new customers and manage growth, concentration of customers and ability to retain new customers, the Company’s ability to enforce provisions of its contracts, termination of contracts, competition in the Company’s business, the Company’s dependence on key personnel and other risks described in this Form 10-Q, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 and other filings made by the Company with the Securities and Exchange Commission (“SEC”).  In the event of economic downturn, the Company could experience customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company’s customers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the quarters ended March 31, 2005 and 2004, and our financial condition as of March 31, 2005.

General

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides supply chain management services with respect to maintenance, repair and operating (“MRO”) supplies for industrial and institutional customers in the United States and Mexico.   The Company conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc.

During 2003, the Company entered into an agreement with a new institutional customer. However, revenue related to this agreement was not recognized until the first quarter of 2004 as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition. Due to the concentration of a portion of this customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues to do business with the Company.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Results of operations for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, were as follows:

	Three Months ended March 31,
	2005	2004

Revenues	$29,023,000	$32,026,000

Revenues	100.0%	100.0%
Costs of materials	81.9	79.8
Operating wages and benefits	7.7	7.2
Other operating expenses	2.8	2.6
Selling, general and administrative expenses	13.2	12.1
Operating loss	(5.6)	(1.7)
Interest income	0.4	0.3
Income tax expense	(0.3)	(0.1)
Net loss	(5.5)	(1.5)

Revenues

	Three Months Ended March 31,
	2005	2004	Change

Revenues	$29,023,000	$32,026,000	(9.4)%

Revenues for the three months ended March 31, 2005 decreased $3.0 million or 9.4% to $29.0 million from $32.0 million for the three months ended March 31, 2004. The $3.0 million decrease in revenues was attributable to the termination of contracts with customers during fiscal 2004 totaling $2.6 million and the impact of recognizing $5.7 million of revenue, in the first quarter of 2004, related to supplies shipped during the third quarter of 2003 and to other service fee revenue. This $5.7 million in revenue was not recognized until the first quarter of 2004 when all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition, were met. The revenue decline was partially offset by a $5.3 million increase in revenues resulting from increases in revenues with respect to existing customers and revenues generated by new customers.

Revenue from Coors Brewing Company comprised 17.5% and 17.1% of the Company’s revenue for the three months ended March 31, 2005 and 2004, respectively.

Cost of Materials / Gross Margin

	Three Months Ended March 31,
	2005	2004	Change

Cost of Materials	$23,784,000	$25,567,000	(7.0)%
Cost of Materials%	81.9%	79.8%	2.1%
Gross Margin%	18.1%	20.2%	(2.1)%

Cost of materials as a percentage of revenues increased to 81.9% for the quarter ended March 31, 2005 from 79.8% in the first quarter of 2004.  The increase in the cost of materials as a percentage of revenues was attributable to a shift in the Company’s  product mix and pricing pressures in the marketplace. The Company experienced a shift in its revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but they also, on average, report lower site operating expenses as a percentage of revenue compared to the Company’s legacy business.

Other

	Three Months Ended March 31,
	2005	2004	Change

Operating Wages and Benefits	$2,247,000	$2,292,000	(2.0)%
Operating Wages and Benefits%	7.7%	7.2%	0.5%
Other Operating Expenses	$803,000	$818,000	(1.8)%
Other Operating Expenses%	2.8%	2.6%	0.2%
Selling, General and Administrative Expenses	$3,828,000	$3,878,000	(1.3)%
Selling, General and Administrative Expenses%	13.2%	12.1%	1.1%
Interest Income	$123,000	$85,000	44.7%
Interest Income%	0.4%	0.3%	0.1%
Income Tax Expense	$85,000	$31,000	174.2%
Income Tax Expense%	0.3%	0.1%	0.2%

Operating wages and benefits expense as a percentage of revenues increased 0.5% to 7.7% for the quarter ended March 31, 2005 from 7.2% during the same period of 2004. On a dollar basis, operating wages and benefits remained approximately the same for the three months ended March 31, 2005 compared to the same period in 2004. The increase in operating wages and benefits stated as a percentage of revenues is primarily attributable to a decline in revenues for the three months ended March 31, 2005 compared to the same period in 2004.

Other operating expenses as a percentage of revenues increased 0.2% to 2.8% for the quarter ended March 31, 2005 from 2.6% for the quarter ended March 31, 2004.  The increase is primarily related to the impact of certain fixed costs, such as depreciation of the Company’s enterprise resource planning system, on a lower revenue base.

Selling, general and administrative expenses as a percentage of revenues increased to 13.2% for the quarter ended March 31, 2005 from 12.1% for the quarter ended March 31, 2004.   On a dollar basis, selling, general and administrative costs remained approximately the same for the three months ended March 31, 2005 compared to the same period in 2004. The first quarter 2005 selling, general and administrative expense included approximately $350,000 of severance expense and increases in temporary labor costs.  The Company’s ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenues is highly dependent upon the Company’s ability to expand its revenue base. Management believes the current cost structure of the Company will enable future growth. Potential cost reductions, if taken, could potentially inhibit that growth.

Interest income was $123,000 for the quarter ended March 31, 2005 compared to interest income of $85,000 for the comparable period in 2004. During the three months ended March 31, 2005, the average monthly cash balance was approximately $4.0 million higher than the same comparable period of 2004.

Income tax expense was $85,000 for the quarter ended March 31, 2005 compared to income tax expense of $31,000 for the comparable period in 2004. There was no tax expense recorded for the Company’s U.S. operations for the quarter ended March 31, 2005 and 2004 as a result of the net losses incurred.  The realization of income tax benefits from such losses is dependent on future events that are not currently deemed more likely than not to occur.

Net loss for the quarter ended March 31, 2005 was $1.6 million compared to a net loss of $475,000 in the same period of 2004, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of March 31, 2005, the Company had $28.9 million of cash and cash equivalents. The Company believes that cash on hand and the ability to enter into a new credit facility, if deemed appropriate, will provide sufficient funds to permit the Company to support its operations.

Net cash provided by operating activities was $2.1 million for the quarter ended March 31, 2005 compared to net cash used in operating activities of $2.5 million for the quarter ended March 31, 2004.  The improvement in cash flow from operations was due to the Company’s new business model and the timing of collection of the Company’s accounts receivables. In the new business model working capital requirements result in higher accounts receivable rather than investment in inventory.  The timing of the collections of these accounts receivable improved cash by $4.6 million.

Net cash used in investing activities was $72,000 for the quarter ended March 31, 2005 compared to $99,000 during the quarter ended March 31, 2004. During the first quarter of 2005, the Company made purchases of computer systems and related equipment.

Net cash used in financing activities was $21,000 for the quarter ended March 31, 2005 compared to $39,000 during the first quarter of 2004. During the first quarter of 2005, the Company used $20,000 to repurchase and cancel shares of common stock.  During the first quarter of 2004, the Company used $40,000 to pay previously undistributed amounts in connection with its 2003 distribution to shareholders of $5.00 per common share.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, results of operations, or cash flows that are material to its investors.

Inflation

The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company’s current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

Seasonality

During 2003, the Company entered into an agreement with a new institutional customer. However, revenue related to this agreement was not recognized until the first quarter of 2004 as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition.  Due to the concentration of a portion of this customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues to do business with the Company.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of March 31, 2005 the effect would not be material to the Company.

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

Item 4.           CONTROLS AND PROCEDURES

(A)        Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules

and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2005.

(B)          Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

On May 19, 2004, the Board of Directors  renewed the Company’s stock repurchase program  originally  adopted in February 2001.  Under the program,  the Company may acquire up to 1,000,000  shares of Company common  stock,  which is approximately 33% of the  shares  outstanding, through  June  3, 2005.  These purchases  may be  commenced  or suspended  without  prior  notice  depending on then-existing  business or market conditions and other  factors.  During the quarter ended March 31, 2005, the Company did not make any purchases under the program.  The Company did, however, repurchase from a former employee and cancel 1,500 shares of Common Stock during the period as further described in the following chart.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased Under the Plans or Programs

January 1 - January 30	—	—	—	909,424
January 31 - March 1	—	—	—	909,424
March 2 - March 31	1,500	$13.16	—	909,424
Total	1,500	$13.16	—	909,424

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

10.1	Employment Letter, dated as of May 10, 2005, between Strategic Distribution, Inc. and Philip D. Flynt.

31.1	Certification by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Strategic Distribution, Inc.

Date:	May16, 2005	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date:	May 16, 2005	By:	/s/ Richard S. Martin
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

10.1	Employment Letter, dated as of May 10, 2005, between Strategic Distribution, Inc. and Philip D. Flynt.

31.1	Certification by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.

31.2	Certification by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.