Form 10-Q
period 2005-06-30
STRATEGIC DISTRIBUTION INC
filed 2005-08-12
CIK 73822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of Common Shares outstanding at August 3, 2005: 2,958,174

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,010	$26,840
Accounts receivable, net	19,456	19,638
Inventories, net	13,264	12,800
Prepaid expenses and other current assets	632	426

Total current assets	58,362	59,704

Office fixtures and equipment, net	3,047	3,495
Deferred income taxes	573	573
Other assets	14	14

Total assets	$61,996	$63,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,067	$15,137

Total current liabilities	16,067	15,137

Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,094,674 issued and 2,958,174 outstanding at June 30, 2005; 3,096,174 issued and 2,959,674 outstanding at December 31, 2004	309	310
Additional paid-in capital	82,157	82,220
Accumulated deficit	(34,331)	(31,675)
Treasury stock, at cost (136,500 shares at June 30, 2005; 136,500 shares at December 31, 2004)	(2,206)	(2,206)

Total stockholders’ equity	45,929	48,649

Total liabilities and stockholders’ equity	$61,996	$63,786

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$33,690	$27,384	$62,713	$59,410
Costs and expenses:
Cost of materials	27,829	21,288	51,613	46,855
Operating wages and benefits	2,236	2,227	4,484	4,519
Other operating expenses	868	880	1,670	1,698
Selling, general and administrative expenses	3,932	3,698	7,761	7,576
Total costs and expenses	34,865	28,093	65,528	60,648
Operating loss	(1,175)	(709)	(2,815)	(1,238)
Interest and other income	188	44	311	129
Loss before income taxes	(987)	(665)	(2,504)	(1,109)
Income tax expense	(68)	(12)	(152)	(43)
Net loss	$(1,055)	$(677)	$(2,656)	$(1,152)

Net loss per common share - basic and diluted	$(0.36)	$(0.23)	$(0.90)	$(0.39)

Weighted average number of shares of common stock outstanding – basic and diluted	2,958,174	2,953,539	2,958,804	2,953,420

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,656)	$(1,152)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	822	789
Stock option income	(43)	(35)
Deferred income taxes	—	(139)
Changes in operating assets and liabilities:
Accounts receivable	182	(1,757)
Recoverable income taxes	—	585
Inventories	(464)	6,054
Accounts payable and accrued expenses	930	(728)
Other, net	(206)	(318)
Net cash (used in) provided by operating activities	(1,435)	3,299
Cash flows from investing activities:
Additions of office fixtures and equipment	(374)	(163)
Sale of short-term investments, net	—	5,078
Net cash (used in) provided by investing activities	(374)	4,915
Cash flows from financing activities:
Issuance (cancellation) of common stock	(1)	3
Distribution to shareholders	—	(40)
Repurchase of common stock	(20)	—
Net cash used in financing activities	(21)	(37)
(Decrease) increase in cash and cash equivalents	(1,830)	8,177
Cash and cash equivalents, beginning of the period	26,840	24,787
Cash and cash equivalents, end of the period	$25,010	$32,964
Supplemental cash flow information:
Taxes paid	$152	$173

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 and 2004 have been included.  The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.             Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered or services are provided to customers, selling prices are fixed or determinable and collection is reasonably assured.  The Company provides supply chain management services (“Services”) with respect to maintenance, repair and operating (“MRO”) supplies and sells MRO products. The Company typically enters into agreements with customers to provide Services and sell products. The deliverables within these agreements are separable into units of accounting and are evaluated under Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”) and are accounted for under Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”).

3.             Stock Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss - as reported	$(1,055)	$(677)	$(2,656)	$(1,152)
Stock-based employee compensation (income) expense included in reported net loss, net of tax	(26)	5	(43)	(35)
Less stock-based employee compensation expense determined under the fair value method, net of tax	(23)	(6)	(46)	(12)
Net loss pro forma	$(1,104)	$(678)	$(2,745)	$(1,199)
Net loss per share (basic and diluted) as reported	$(0.36)	$(0.23)	$(0.90)	$(0.39)
Net loss per share (basic and diluted) pro forma	$(0.37)	$(0.23)	$(0.93)	$(0.41)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with the Company’s pro forma SFAS No. 123 disclosures.

4.             Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $2,468,000 and $1,905,000 at June 30, 2005 and December 31, 2004, respectively.  The increase in the allowance for doubtful accounts from December 31, 2004 is primarily attributable to a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2005.

5.             Stockholders’ Equity

During the six months ended June 30, 2005, the Company repurchased and cancelled 1,500 shares of common stock at a weighted average price of $13.16 per share.  During the six months ended June 30, 2004, the Company issued 707 shares of common stock at a weighted average exercise price of $4.62 in connection with the exercise of stock options

In June 2005, the Company announced the extension of its 2001 stock repurchase program for a period of one year. The repurchase program was extended until June 2006 with the authorization to repurchase up to 1,000,000 shares of the Company’s common stock.

6.             Net Loss Per Share

Net loss per common share - basic and diluted are equal with respect to each of the three and six months periods ended June 30, 2005 and 2004, because the effect of the assumed issuance of potential shares of common stock is anti-dilutive. As of June 30, 2005 and 2004, there were stock options outstanding for approximately 104,000 and 54,000 shares of common stock, respectively.

7.             Segment Information

The Company operates in one reportable segment and provides supply chain management services with respect to MRO supplies and sells MRO products.

During the six months ended June 30, 2005 and 2004, the Company had revenues of $13,219,000 and $11,464,000, respectively, from customers in Mexico. As of June 30, 2005 and June 30, 2004, approximately 4.8% and 5.7%, respectively, of the Company’s long-lived assets were located outside of the United States.

8.             Concentration of Risk

The Company has a high concentration of revenue, inventory and accounts receivable attributable to a few customers.  During the six months ended June 30, 2005 and 2004, 42.9% and 39.6%, respectively, of the Company’s revenues were derived from three customers.  These three customers accounted for 43.8% of the Company’s net accounts receivable balance as of June 30, 2005, as compared to 54.5% as of December 31, 2004.

Additionally, as of June 30, 2005 and December 31, 2004, the three customers that represented the largest net inventory balances comprised 57.4% and 62.6%, respectively, of the total net inventory balance.  Inventory attributable to one customer comprised 27.9% and 36.7% of the total net inventory balance at June 30, 2005 and December 31, 2004, respectively.

9.             Related Parties

The Company obtained insurance brokerage services and incurred fees for such services totaling approximately $50,000 and $40,000 for the six months ended June 30, 2005 and 2004, respectively. The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

The Company has retained Willkie Farr & Gallagher LLP as its legal counsel on certain matters and incurred fees of approximately $9,000 for the six months ended June 30, 2005. The Company anticipates it will continue its relationship with the firm in the future. A member of the board of directors of the Company is the Chairman of Willkie Farr & Gallagher LLP.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial position for the three and six months ended June 30, 2005 and 2004, and our financial condition as of June 30, 2005.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Results of operations for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, were as follows:

	Three months ended June 30,
	2005	2004

Revenues	$33,690,000	$27,384,000
Revenues	100.0%	100.0%
Cost of Materials	82.6	77.7
Operating Wages and Benefits	6.6	8.1
Other Operating Expenses	2.6	3.2
Selling, General and Administrative Expenses	11.7	13.5
Operating Loss	(3.5)	(2.5)
Interest and Other Income	0.6	0.2
Income Tax Expense	(0.2)	—
Net Loss	(3.1)	(2.3)

Revenues

	Three Months Ended June 30,
	2005	2004	Change

Revenues	$33,690,000	$27,384,000	23.0%

Revenues for the three months ended June 30, 2005 increased $6.3 million, or 23.0%, to $33.7 million from $27.4 million for the three months ended June 30, 2004.  The Company increased revenues from existing customers by $8.4 million in the second quarter of 2005 primarily due to an increase in volume of product sales, driven by expanded relationships with customers, compared to the same period in 2004.  These increases were offset by a $2.2 million reduction in revenues for closed sites.  New customers accounted for $0.1 million in revenue.  The Company characterizes “new customers” as those that generated revenues in the current period with no revenues during the comparable period of the prior year.

Cost of Materials / Gross Margin

	Three Months Ended June 30,
	2005	2004	Change

Cost of Materials	$27,829,000	$21,288,000	30.7%
Cost of Materials %	82.6%	77.7%	4.9%
Gross Margin %	17.4%	22.3%	(4.9)%

Cost of materials as a percentage of revenues increased to 82.6% for the quarter ended June 30, 2005 from 77.7% in the second quarter of 2004.  The increase in the cost of materials as a percentage of revenues was attributable to a shift in the Company’s product mix and to pricing pressures from several customers, as well as a lower proportion of management service and implementation fees in the revenue mix.  Management service and implementation fees have no direct material costs.  The Company experienced a shift in its revenue mix to customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Three Months Ended June 30,
	2005	2004	Change

Operating Wages and Benefits	$2,236,000	$2,227,000	0.4%
Operating Wages and Benefits %	6.6%	8.1%	(1.5)%
Other Operating Expenses	$868,000	$880,000	(1.4)%
Other Operating Expenses %	2.6%	3.2%	(0.6)%
Selling, General and Administrative Expenses	$3,932,000	$3,698,000	6.3%
Selling, General and Administrative Expenses %	11.7%	13.5%	(1.8)%
Interest and Other Income	$188,000	$44,000	327.3%
Interest and Other Income %	0.6%	0.2%	0.4%
Income Tax Expense	$68,000	$12,000	466.7%
Income Tax Expense %	0.2%	0.0%	0.2%

Operating wages and benefits expenses as a percentage of revenues decreased to 6.6% for the quarter ended June 30, 2005 from 8.1% during the same period of 2004. On a dollar basis, operating wages and benefits remained approximately the same for the three months ended June 30, 2005 compared to the same period in 2004. The decrease in operating wages and benefits stated as a percentage of revenues is attributable to a higher revenue base for the three months ended June 30, 2005 as compared to the same period in 2004.

Other operating expenses as a percentage of revenues decreased to 2.6% for the quarter ended June 30, 2005 from 3.2% for the quarter ended June 30, 2004.  The decrease is attributable to a higher revenue base for the three months ended June 30, 2005 as compared to the same period in 2004.

Selling, general and administrative expenses as a percentage of revenues decreased to 11.7% for the quarter ended June 30, 2005 from 13.5% for the quarter ended June 30, 2004.   On a dollar basis, selling, general and administrative costs increased approximately $200,000 for the three months ended June 30, 2005 compared to the same period in 2004.  This was a result of an increase in the allowance for doubtful accounts of approximately $700,000, a substantial portion which was attributable to a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code, offset by reductions in salary and wages and other general operating expenses of approximately $100,000. During the quarter ended June 30, 2004, the Company recorded a benefit of $400,000 relating to a favorable resolution of a dispute with a vendor.  Management believes the current cost structure of the Company will enable future growth, while further potential cost reductions, if taken, could potentially inhibit that growth.

Interest and other income was $188,000 for the quarter ended June 30, 2005 as compared to $44,000 for the comparable period in 2004.  Although the average monthly cash balance was approximately $6.0 million lower in the quarter ended June 30, 2005 as compared to the same period last year, rising interest rates accounted for improved interest income.

Income tax expense was $68,000 and $12,000 for the quarters ended June 30, 2005 and 2004, respectively, which related to the Company’s Mexican operations. There was no tax benefit recorded for the Company’s U.S. operations for the quarters ended June 30, 2005 and 2004 for the net loss incurred.  The realization of income tax benefits from such losses is dependent on future events that are currently deemed not likely to occur.

Net loss for the quarter ended June 30, 2005 was $1.1 million compared to a net loss of $0.7 million in the same period of 2004, as a result of the operating results previously discussed.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Results of operations for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, were as follows:

	Six months ended June 30,
	2005	2004

Revenues	$62,713,000	$59,410,000
Revenues	100.0%	100.0%
Cost of Materials	82.3	78.9
Operating Wages and Benefits	7.1	7.6
Other Operating Expenses	2.7	2.9
Selling, General and Administrative Expenses	12.4	12.8
Operating Loss	(4.5)	(2.2)
Interest and Other Income	0.5	0.2
Income Tax Expense	(0.2)	(0.1)
Net Loss	(4.2)	(2.1)

Revenues

	Six Months Ended June 30,
	2005	2004	Change

Revenues	$62,713,000	$59,410,000	5.6%

Revenues for the six months ended June 30, 2005 increased $3.3 million, or 5.6%, to $62.7 million from $59.4 million for the six months ended June 30, 2004.

The Company increased revenues from existing customers by $7.7 million in the six months ended June 30, 2005 primarily due to an increase in the volume of product sales compared to the same period in 2004.  These increases were offset by a $4.6 million reduction in revenue for closed sites.  New customers accounted for $0.2 million in revenue.  The Company characterizes “new customers” as those that generated revenues in the current period with no revenues during the comparable period of the prior year.  The six months ended June 30, 2004 included $5.7 million of revenue in the first quarter of 2004, relating to supplies shipped during the third quarter of 2003 and to other service fee revenue.  This $5.7 million in revenue was not recognized until the first quarter of 2004 when all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition, were met.

Cost of Materials / Gross Margin

	Six Months Ended June 30,
	2005	2004	Change

Cost of Materials	$51,613,000	$46,855,000	10.2%
Cost of Materials %	82.3%	78.9%	3.4%
Gross Margin %	17.7%	21.1%	(3.4)%

Cost of materials as a percentage of revenues increased to 82.3% for the six ended June 30, 2005 from 78.9% during the same period of 2004.  The increase in the cost of materials as a percentage of revenue was attributable to a shift in the Company’s product mix and to pricing pressures from several customers.  The Company experienced a shift in its revenue mix to customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Six Months Ended June 30,
	2005	2004	Change

Operating Wages and Benefits	$4,484,000	$4,519,000	(0.8)%
Operating Wages and Benefits %	7.1%	7.6%	(0.5)%
Other Operating Expenses	$1,670,000	$1,698,000	(1.6)%
Other Operating Expenses %	2.7%	2.9%	(0.2)%
Selling, General and Administrative Expenses	$7,761,000	$7,576,000	2.4%
Selling, General and Administrative Expenses %	12.4%	12.8%	(0.4)%
Interest and Other Income	$311,000	$129,000	141.1%
Interest and Other Income %	0.5%	0.2%	0.3%
Income Tax Expense	$152,000	$43,000	253.5%
Income Tax Expense %	0.2%	0.1%	0.1%

Operating wages and benefits expenses as a percentage of revenues decreased to 7.1% for the six months ended June 30, 2005 from 7.6% during the same period of 2004. While the dollars were fairly constant for the six months ended June 30, 2005 and 2004, they decreased as a percentage of revenue due to a higher sales volume.  Operating wages and benefits continue to be monitored to adequately service the volumes at each site, while taking advantage of operating efficiencies.

Other operating expenses as a percentage of revenues decreased to 2.7% for the six months ended June 30, 2005 from 2.9% for the six months ended June 30, 2004.  As with operating expenses and benefits, the dollars were fairly constant for the six months ended June 30, 2005 and 2004, however, as a percentage of revenues, they decreased due to a higher sales volume.

Selling, general and administrative expenses as a percentage of revenues decreased to 12.4% for the six months ended June 30, 2005 from 12.8% for the six months ended June 30, 2004.  The decrease as a percentage of revenues is attributable to a higher revenue base for the six months ended June 30, 2005.  Overall, these expenses increased approximately $200,000 as compared to the same period last year.  This was a result of an increase in the allowance for doubtful accounts of approximately $700,000, a substantial portion which was attributable to a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code, offset by reductions in salary and wages and other general operating expenses of approximately $100,000. During the six months ended June 30, 2004, the Company recorded a benefit of $400,000 relating to a favorable resolution of a dispute with a vendor. Management believes the current cost structure of the Company will enable future growth, while further potential cost reductions, if taken, could potentially inhibit that growth.

Interest and other income was $311,000 for the six months ended June 30, 2005 compared to $129,000 for the comparable period in 2004. Although the average monthly cash balance was approximately $8.0 million lower for the six months ended June 30, 2005 as compared to the same period last year, rising interest rates accounted for improved interest income this year.

Income tax expense was $152,000 and $43,000 for the six months ended June 30, 2005 and 2004, respectively, which related to the Company’s Mexican operations. There was no tax benefit recorded by the Company’s U.S. operations for the six months ended June 30, 2005 and 2004 for the net loss incurred.  The realization of income tax benefits from such losses is dependent on future events that are currently not deemed likely to occur.

Net loss for the six months ended June 30, 2005 was $2.7 million, compared to a net loss of $1.2 million in the same period of 2004, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of June 30, 2005, the Company had $25.0 million of cash and cash equivalents.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Net cash used by operating activities was $1.4 million for the six months ended June 30, 2005 compared to net cash provided of $3.3 million for the same period in 2004.  The significant decrease in cash for the six months ended June 30, 2005 resulted from the net loss of $2.7 million, offset by increased payables and accruals of $0.9 million supporting the increased revenues of $3.3 million in the six months ended June 30, 2005 as compared to the same period in 2004.   The increase in cash provided by operating activities for the six months ended June 30, 2004 was primarily due to the collection of receivables from a new customer relating to product sales and service fees.

Net cash used in investing activities was $374,000 for the six months ended June 30, 2005 compared to net cash provided of $4.9 million for the same period in 2004.  During the six months ended June 30, 2005, the Company’s expenditures were primarily for computer systems and related equipment.  During the six months ended June 30, 2004, the Company sold short-term investments for approximately $5.1 million.

Net cash used in financing activities was $21,000 for the six months ended June 30, 2005 and $37,000 for the same period in 2004.  During the six months ended June 30, 2005, the Company repurchased $20,000 of common stock.  During the six months ended June 30, 2004, the Company used $40,000 to pay previously undistributed amounts in connection with its 2003 distribution to shareholders of $5.00 per common share.

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

Seasonality

In the first quarter of 2004, the Company recognized revenue related to an agreement with a new institutional customer that was entered into during 2003, for which revenue was not able to be recognized as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition.  Due to the concentration of a portion of this customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues to do business with the Company.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with the Company’s pro forma SFAS No. 123 disclosures.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of June 30, 2005, the effect would not be material to the Company.

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

Item 4.   CONTROLS AND PROCEDURES

(A)          Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2005.

(B)           Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s second fiscal quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2005 Annual Meeting of Shareholders (the “2005 Annual Meeting”) was held on May 18, 2005.  At the 2005 Annual Meeting, William R. Berkley, William R. Berkley, Jr., Andrew M. Bursky, Catherine James Paglia, Robert D. Neary, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and Ronald C. Whitaker were elected to the Company’s Board of Directors, to serve until the next annual meeting of shareholders and until their successors are elected and qualify, or until their earlier resignation or removal.  At the 2005 Annual Meeting, 2,269,166 shares were voted for Mr. Berkley and 297,285 votes were withheld; 2,269,159 shares were voted for Mr. Berkley, Jr. and 297,292 votes were withheld; 2,484,028 shares were voted for Mr. Bursky and 82,423 votes were withheld; 2,484,018 shares were voted for Ms. Paglia and 82,433 votes were withheld; 2,566,071 shares were voted for Mr. Neary and 380 votes were withheld; 2,186,926 shares were voted for Mr. Nusbaum and 379,525 votes were withheld; 2,566,261 shares were voted for Mr. Polan and 190 votes were withheld; 2,566,271 shares were voted for Mr. Quain and 180 votes were withheld; and, 2,186,926 shares were voted for Mr. Whitaker and 379,525 votes were withheld.

At the 2005 Annual Meeting, holders of Common Stock were asked to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005, in connection with which 2,566,328 shares were voted for the ratification of the appointment of KPMG LLP, with 101 shares voting against and 22 shares abstaining.

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

Strategic Distribution, Inc.

Date:	August 12, 2005	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date:	August 12, 2005	By:	/s/ Philip D. Flynt
Philip D. Flynt,
Vice President and
Chief Financial Officer