Form 10-Q
period 2005-09-30
STRATEGIC DISTRIBUTION INC
filed 2005-11-14
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Number of Common Shares outstanding at October 12, 2005: 2,958,174

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,121	$26,840
Accounts receivable, net	22,905	19,638
Inventories, net	11,706	12,800
Prepaid expenses and other current assets	433	426
Total current assets	57,165	59,704

Office fixtures and equipment, net	2,844	3,495
Deferred income taxes	573	573
Other assets, net	1,800	14
Total assets	$62,382	$63,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,867	$15,137
Total current liabilities	16,867	15,137
Stockholders’ equity:
Preferred stock, par value $.10 per share.
Authorized: 500,000 shares; none issued and outstanding	—	—
Common stock, par value $.10 per share.
Authorized: 20,000,000 shares; 3,094,674 issued and 2,958,174 outstanding at September 30, 2005; 3,096,174 issued and 2,959,674 outstanding at December 31, 2004	309	310
Additional paid-in capital	82,153	82,220
Accumulated deficit	(34,741)	(31,675)
Treasury stock, at cost (136,500 shares at September 30, 2005 and December 31, 2004)	(2,206)	(2,206)
Total stockholders’ equity	45,515	48,649
Total liabilities and stockholders’ equity	$62,382	$63,786

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$37,459	$30,527	$100,172	$89,937
Costs and expenses:
Cost of materials	31,315	24,932	82,928	71,787
Operating wages and benefits	2,289	2,163	6,773	6,682
Other operating expenses	918	902	2,588	2,600
Selling, general and administrative expenses	3,488	4,049	11,248	11,625
Total costs and expenses	38,010	32,046	103,537	92,694
Operating loss	(551)	(1,519)	(3,365)	(2,757)
Interest and other income	180	99	491	228
Loss before income taxes	(371)	(1,420)	(2,874)	(2,529)
Income tax (expense) benefit	(39)	54	(192)	11
Net loss	$(410)	$(1,366)	$(3,066)	$(2,518)

Net loss per common share - basic and diluted	$(0.14)	$(0.46)	$(1.04)	$(0.85)

Weighted average number of shares of common stock outstanding - basic and diluted:	2,958,174	2,953,808	2,958,592	2,953,551

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,066)	$(2,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235	1,179
Stock option repricing (income) expense	(47)	1
Deferred income taxes	—	(268)
Changes in operating assets and liabilities:
Accounts receivable	(3,267)	(6,460)
Recoverable income taxes	—	585
Inventories	(692)	6,599
Accounts payable and accrued expenses	1,730	(697)
Other, net	(7)	23
Net cash used in operating activities	(4,114)	(1,556)
Cash flows from investing activities:
Additions of office fixtures and equipment	(584)	(409)
Sale of short-term investments, net	—	5,078
Net cash (used in) provided by investing activities	(584)	4,669
Cash flows from financing activities:
(Cancellation) issuance of common stock	(1)	3
Distribution to shareholders	—	(50)
Repurchase of common stock	(20)	—
Net cash used in financing activities	(21)	(47)
(Decrease) increase in cash and cash equivalents	(4,719)	3,066
Cash and cash equivalents, beginning of the period	26,840	24,787
Cash and cash equivalents, end of the period	$22,121	$27,853
Supplemental cash flow information:
Taxes paid	$192	$257

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2005

(unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2005 and 2004 have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss - as reported	$(410)	$(1,366)	$(3,066)	$(2,518)
Stock-based employee compensation (income) expense included in reported net loss, net of tax	(4)	36	(47)	1
Less stock-based employee compensation expense determined under the fair value method, net of tax	(22)	(6)	(68)	(18)
Net loss pro forma	$(436)	$(1,336)	$(3,181)	$(2,535)
Net loss per share (basic and diluted) as reported	$(0.14)	$(0.46)	$(1.04)	$(0.85)
Net loss per share (basic and diluted) pro forma	$(0.15)	$(0.45)	$(1.08)	$(0.86)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method.  While the Company has not yet determined the impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years’ awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

4.             Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $2,470,000 and $1,905,000 at September 30, 2005 and December 31, 2004, respectively.  The increase in the allowance for doubtful accounts from December 31, 2004 is primarily attributable to a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2005.

5.             Inventories

Inventories are stated net of reserves of $1,087,000 and $1,080,000 as of September 30, 2005 and December 31, 2004, respectively.  The decrease in inventories is primarily attributable to the classification of $1,786,000 of inventories, net of $422,000 in reserves, to other assets for which such values will not be realized within the next twelve months.

6.             Stockholders’ Equity

During the nine months ended September 30, 2005, the Company repurchased and cancelled 1,500 shares of common stock at a weighted average price of $13.16 per share.  During the nine months ended September 30, 2004, the Company issued 707 shares of common stock at a weighted average exercise price of $4.62 in connection with the exercise of stock options.

In June 2005, the Company announced the extension of its 2001 stock repurchase program for a period of one year. The repurchase program was extended until June 2006 with the authorization to repurchase up to 1,000,000 shares of the Company’s common stock.

7.             Net Loss Per Share

Net loss per common share - basic and diluted are equal with respect to each of the three and nine months periods ended September 30, 2005 and 2004, because the effect of the assumed issuance of potential shares of common stock is anti-dilutive. As of September 30, 2005 and 2004, there were stock options outstanding for approximately 91,500 and 51,000 shares of common stock, respectively.

8.             Segment Information

The Company operates in one reportable segment and provides supply chain management services with respect to MRO supplies and sells MRO products.

During the nine months ended September 30, 2005 and 2004, the Company had revenues of $19,316,000 and $17,478,000, respectively, from customers in Mexico.  As of September 30, 2005 and September 30, 2004, approximately 41.8% and 4.6%, respectively, of the Company’s long-lived assets were located in Mexico. The long-lived assets as of September 30, 2005 include the portion of inventories classified as other assets.

9.             Concentration of Risk

The Company has a high concentration of revenue, inventory and accounts receivable attributable to a few customers.  During the nine months ended September 30, 2005 and 2004, 40.1% and 34.9%, respectively, of the Company’s revenues were derived from three customers.  These three customers accounted for 52.0% of the Company’s net accounts receivable balance as of September 30, 2005, as compared to 50.5% as of December 31, 2004.

Additionally, as of September 30, 2005 and December 31, 2004, the three customers that represented the largest net inventory balances comprised 56.9% and 62.6%, respectively, of the total net inventory balance.  Inventory attributable to one customer, located in Mexico, comprised 27.6% and 36.7% of the total net inventory balance, including the portion classified as other assets, at September 30, 2005 and December 31, 2004, respectively.

10.          Related Parties

The Company obtained insurance brokerage services and incurred fees for such services totaling approximately $50,000 and $40,000 for the nine months ended September 30, 2005 and 2004, respectively. The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

The Company has retained Willkie Farr & Gallagher LLP as its legal counsel on certain matters and incurred fees of approximately $159,000 for the nine months ended September 30, 2005. The Company anticipates it will continue its relationship with the firm in the future. A member of the board of directors of the Company is the Chairman of Willkie Farr & Gallagher LLP.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial position for the three and nine months ended September 30, 2005 and 2004, and our financial condition as of September 30, 2005.

General

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides supply chain management services with respect to maintenance, repair and operating (“MRO”) supplies for industrial and institutional customers in the United States and Mexico.   The Company conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc.

During 2003, the Company entered into an agreement with a new institutional customer. However, revenue related to this agreement was not recognized until the first quarter of 2004 as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition. Due to the concentration of a portion of this customer’s annual sales, the Company expects a spike in revenues during the third quarter of each fiscal year the customer continues to do business with the Company.  For the three months ended September 30, 2005, revenues for this customer were $1.8 million higher than the revenues for the six month period ended June 30, 2005.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Results of operations for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, were as follows:

	Three Months Ended September 30,
	2005	2004

Revenues	$37,459,000	$30,527,000
Revenues	100.0%	100.0%
Cost of Materials	83.6	81.7
Operating Wages and Benefits	6.1	7.1
Other Operating Expenses	2.5	3.0
Selling, General and Administrative Expenses	9.3	13.3
Operating Loss	(1.5)	(5.1)
Interest and Other Income	0.5	0.3
Income Tax Benefit (Expense)	(0.1)	0.2
Net Loss	(1.1)	(4.6)

Revenues

	Three Months Ended September 30,
	2005	2004	Change

Revenues	$37,459,000	$30,527,000	22.7%

Revenues for the three months ended September 30, 2005 increased approximately $7.0 million, or 22.7%, to $37.5 million from $30.5 million for the three months ended September 30, 2004.  Revenues from existing customers increased by $7.4 million in the third quarter of 2005 primarily due to an increase in volume of product sales compared to the same period in 2004, including $4.0 million from an institutional customer referenced above.  These increases were offset by a $0.5 million reduction in revenues for closed sites.  New customers accounted for $0.1 million in revenue.  The Company characterizes “new customers” as those that generated revenues in the current period with no revenues during the comparable period of the prior year.

Cost of Materials / Gross Margin

	Three Months Ended September 30,
	2005	2004	Change

Cost of Materials	$31,315,000	$24,932,000	25.6%
Cost of Materials %	83.6%	81.7%	1.9%
Gross Margin %	16.4%	18.3%	(1.9)%

Cost of materials as a percentage of revenues increased to 83.6% for the quarter ended September 30, 2005 from 81.7% in the third quarter of 2004.  The increase in the cost of materials as a percentage of revenues was attributable to a shift in the Company’s product mix and to pricing pressures from several customers, as well as a lower proportion of management service and implementation fees in the revenue mix.  Management service and implementation fees have no direct material costs.  The Company experienced a shift in its revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses for these customers are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Three Months Ended September 30,
	2005	2004	Change

Operating Wages and Benefits	$2,289,000	$2,163,000	5.8%
Operating Wages and Benefits %	6.1%	7.1%	(1.0)%
Other Operating Expenses	$918,000	$902,000	1.8%
Other Operating Expenses %	2.5%	3.0%	(0.5)%
Selling, General and Administrative Expenses	$3,488,000	$4,049,000	(13.9)%
Selling, General and Administrative Expenses %	9.3%	13.3%	(4.0)%
Interest and Other Income	$180,000	$99,000	81.8%
Interest and Other Income %	0.5%	0.3%	0.2%
Income Tax (Expense) Benefit	$(39,000)	$54,000	(172.2)%
Income Tax (Expense) Benefit %	(0.1)%	0.2%	(0.3)%

Operating wages and benefits expenses as a percentage of revenues decreased to 6.1% for the quarter ended September 30, 2005 from 7.1% during the same period of 2004. However, on a dollar basis, operating wages and benefits were higher by approximately $0.1 million for the three months ended September 30, 2005 compared to the same period in 2004. The decrease in operating wages and benefits stated as a percentage of revenues is attributable to a higher revenue base for the three months ended September 30, 2005 as compared to the same period in 2004.

Other operating expenses as a percentage of revenues decreased to 2.5% for the quarter ended September 30, 2005 from 3.0% for the quarter ended September 30, 2004.  The decrease is attributable to a higher revenue base for the three months ended September 30, 2005 as compared to the same period in 2004.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.3% for the quarter ended September 30, 2005 from 13.3% for the quarter ended September 30, 2004.   On a dollar basis, selling, general and administrative expenses decreased over $0.5 million for the three months ended September 30, 2005 compared to the same period in 2004.  The decrease is primarily attributable to staff reductions of approximately $0.4 million, a decline in temporary labor costs and consulting services of $0.2 million, and reduced legal and telecom expenses of $0.2 million, offset by the effect of a $0.3 million favorable settlement with a customer in the quarter ended September 30, 2004. Management believes the current cost structure of the Company will enable future growth, while further potential cost reductions, if taken, could potentially inhibit that growth.

Interest and other income was $180,000 for the quarter ended September 30, 2005 as compared to $99,000 for the comparable period in 2004.  Although the average monthly cash balance was approximately $8.0 million lower in the quarter ended September 30, 2005 as compared to the same period last year, rising interest rates accounted for improved interest income.

Income tax expense was $39,000 for the quarter ended September 30, 2005 and a $54,000 tax benefit for the quarter ended September 30, 2004.  The third quarter 2005 income tax expense related to the Company’s Mexican operations. There was no tax expense recorded for the Company’s U.S. operations for the quarters ended September 30, 2005 and 2004 as a result of the net losses incurred.  The realization of income tax benefits from such losses is dependent on future events that are currently deemed not likely to occur.

Net loss for the quarter ended September 30, 2005 was $0.4 million compared to a net loss of $1.4 million in the same period of 2004, as a result of the operating results previously discussed.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Results of operations for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, were as follows:

	Nine Months Ended September 30,
	2005	2004

Revenues	$100,172,000	$89,937,000
Revenues	100.0%	100.0%
Cost of Materials	82.8	79.8
Operating Wages and Benefits	6.8	7.4
Other Operating Expenses	2.6	2.9
Selling, General and Administrative Expenses	11.2	12.9
Operating Loss	(3.4)	(3.0)
Interest and Other Income	0.5	0.3
Income Tax Benefit (Expense)	(0.2)	—
Net Loss	(3.1)	(2.7)

Revenues

	Nine Months Ended September 30,
	2005	2004	Change

Revenues	$100,172,000	$89,937,000	11.4%

Revenues for the nine months ended September 30, 2005 increased $10.2 million or 11.4% to $100.2 million from $89.9 million for the nine months ended September 30, 2004.

The Company increased revenues from existing customers by $15.0 million in the nine months ended September 30, 2005 primarily due to an increase in the volume of product sales compared to the same period in 2004.  These increases were offset by a $5.2 million reduction in revenue for closed sites.  New customers accounted for $0.4 million in revenue.  The nine months ended September 30, 2004 included $5.7 million of revenue in the first quarter of 2004, relating to supplies shipped during the third quarter of 2003 and to other service fee revenue.  This $5.7 million in revenue was not recognized until the first quarter of 2004 when all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition, were met.

Cost of Materials / Gross Margin

	Nine Months Ended September 30,
	2005	2004	Change

Cost of Materials	$82,928,000	$71,787,000	15.5%
Cost of Materials %	82.8%	79.8%	3.0%
Gross Margin %	17.2%	20.2%	(3.0)%

Cost of materials as a percentage of revenues increased to 82.8% for the nine months ended September 30, 2005 from 79.8% during the same period of 2004.  The increase in the cost of materials as a percentage of revenue was attributable to a shift in the Company’s product mix and to pricing pressures from several customers.  The Company experienced a shift in its revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses for these customers are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Nine Months Ended September 30,
	2005	2004	Change

Operating Wages and Benefits	$6,773,000	$6,682,000	1.4%
Operating Wages and Benefits %	6.8%	7.4%	(0.6)%
Other Operating Expenses	$2,588,000	$2,600,000	(0.5)%
Other Operating Expenses %	2.6%	2.9%	(0.3)%
Selling, General and Administrative Expenses	$11,248,000	$11,625,000	(3.2)%
Selling, General and Administrative Expenses %	11.2%	12.9%	(1.7)%
Interest and Other Income	$491,000	$228,000	115.3%
Interest and Other Income %	0.5%	0.3%	0.2%
Income Tax Benefit (Expense)	$(192,000)	$11,000	NM
Income Tax Benefit (Expense) %	(0.2)%	0.0%	(0.2)%

NM – not meaningful

Operating wages and benefits expenses as a percentage of revenues decreased to 6.8% for the nine months ended September 30, 2005 from 7.4% during the same period of 2004. While the dollars were fairly constant for the nine months ended September 30, 2005 and 2004, they decreased as a percentage of revenue due to a higher sales volume.  Operating wages and benefits continue to be monitored to adequately service the volumes at each site, while taking advantage of operating efficiencies.

Other operating expenses as a percentage of revenues decreased to 2.6% for the nine months ended September 30, 2005 from 2.9% for the nine months ended September 30, 2004.  As with operating wages and benefits, the dollars were fairly constant for the nine months ended September 30, 2005 and 2004, however, as a percentage of revenues, they decreased due to a higher sales volume.

Selling, general and administrative expenses as a percentage of revenues decreased to 11.2% for the nine months ended September 30, 2005 from 12.9% for the nine months ended September 30, 2004.  The decrease as a percentage of revenues is attributable to a higher revenue base for the nine months ended September 30, 2005.  Overall, these expenses decreased approximately $0.4 million as compared to the same period last year.  The allowance for doubtful accounts increased approximately $1.0 million, a substantial portion of which was attributable to a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the second calendar quarter of 2005.  Additionally, during the nine months ended September 30, 2004, the Company recorded a benefit of $0.4 million relating to a favorable resolution of a dispute with a vendor. These increases in expenses were offset by reductions in salary and wages of $1.1 million, reduced dependency on consultants of $0.1 million, reduced travel of $0.2 million and reduced telecom expenses of $0.4 million for the nine months ended September 30, 2005.  Management believes the current cost structure of the Company will enable future growth, while further potential cost reductions, if taken, could potentially inhibit that growth.

Interest and other income was $491,000 for the nine months ended September 30, 2005 compared to $228,000 for the comparable period in 2004. Although the average monthly cash balance was approximately $4.0 million lower for the nine months ended September 30, 2005 as compared to the same period last year, rising interest rates accounted for improved interest income this year.

Income tax expense was $192,000 for the nine months ended September 30, 2005 and the income tax benefit was $11,000 for the nine months ended September 30, 2004.  The income tax expense for the nine months ended September 30, 2005 related to the Company’s Mexican operations. There was no tax benefit recorded by the Company’s U.S. operations for the nine months ended September 30, 2005 and 2004 as a result of the net loss incurred.  The realization of income tax benefits from such losses is dependent on future events that are currently not deemed likely to occur.

Net loss for the nine months ended September 30, 2005 was $3.1 million, compared to a net loss of $2.5 million in the same period of 2004, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $22.1 million of cash and cash equivalents.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Net cash used in operating activities was $4.1 million for the nine months ended September 30, 2005 compared to $1.6 million for the same period in 2004.  The decrease in cash for the nine months ended September 30, 2005 resulted from the net loss of $3.1 million, and increases in accounts receivable of $3.3 million and inventories (including the portion classified as other assets) of $0.7 million.  These reductions in cash were offset by increased payables of $1.7 million and depreciation charges of $1.2 million in the nine months ended September 30, 2005 as compared to the same period in 2004.

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2005 compared to net cash provided of $4.7 million for the same period in 2004.  During the nine months ended September 30, 2005, the Company’s expenditures were primarily for computer systems and related equipment.  During the nine months ended September 30, 2004, the Company sold short-term investments for approximately $5.1 million.

Net cash used in financing activities was $21,000 for the nine months ended September 30, 2005 and $47,000 for the same period in 2004.  During the nine months ended September 30, 2005, the Company repurchased $20,000 of common stock.  During the nine months ended September 30, 2004, the Company used $50,000 to pay previously undistributed amounts in connection with its 2003 distribution to shareholders of $5.00 per common share.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, results of operations, or cash flows that are material to its investors.

Inflation

The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company’s current policy is to attempt to reduce any impact of inflation through a combination of price increases and cost reductions.

Seasonality

In the first quarter of 2004, the Company recognized revenue related to an agreement with a new institutional customer that was entered into during 2003, for which revenue was not able to be recognized as a result of not meeting all of the criteria required by Staff Accounting Bulletin No. 104, Revenue Recognition.  Due to the concentration of a portion of this customer’s annual sales, the Company expects a spike in revenues during the third quarter of each fiscal year the customer continues to do business with the Company.  For the three months ended September 30, 2005, revenues for this customer were $1.8 million higher than the revenues for the six month period ended June 30, 2005.

Recently Issued Accounting Standards

In November 2004, FASB issued Statement No. 151, Inventory Costs: an Amendment of ARB No. 43, Chapter 4. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and amends Chapter 4, Inventory Pricing of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  FASB No. 151 is effective for the first annual reporting period beginning after June 15, 2005.  The Company has not yet determined the impact, if any, that this statement will have on its financial condition and results of operations for fiscal year 2006.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of September 30, 2005, the effect would not be material to the Company.

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”). The Company's Mexican operations are conducted primarily in U.S. dollars, its functional currency, and therefore, the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

Item 4.    CONTROLS AND PROCEDURES

(A)          Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2005.

(B)           Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Strategic Distribution, Inc.

Date:	November 14, 2005	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date:	November 14, 2005	By:	/s/ Philip D. Flynt
Philip D. Flynt,
Vice President,
Chief Financial Officer and Treasurer