Form 10-K
period 2005-12-31
STRATEGIC DISTRIBUTION INC
filed 2006-03-30
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file Number 0-5228

Strategic Distribution, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-1849240
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1414 Radcliffe Street, Suite 300, Bristol, PA	19007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 633-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.10 Per Share

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock, par value $.10 per share (the “Common Stock”), held by non-affiliates on June 30, 2005, the last day of the Registrant’s most recently completed fiscal second quarter, was approximately $26,000,000, based upon the last sale price of the Common Stock on such date as reported on the NASDAQ National Market. For purposes of this calculation, the Registrant has defined “affiliate” to include persons who are directors or executive officers of the Registrant and persons who singly, or as a group, beneficially own 10% or more of the issued and outstanding Common Stock.

As of March 17, 2006, the Registrant had outstanding 2,960,174  shares of Common Stock, which were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “1934 Act”). The Common Stock is sometimes referred to herein as the “Voting Stock” of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.                        Business

Introduction

Strategic Distribution, Inc. (the “Company”) is a Delaware corporation that was organized in 1968. In 1994, the Company acquired Industrial Systems Associates, Inc. (“ISA”). ISA changed its name to SDI, Inc. (“SDI”) effective January 26, 2004. Through SDI and the Company’s Mexican and Canadian subsidiaries, the Company provides supply chain management services with respect to maintenance, repair and operating (“MRO”) supplies for industrial and institutional customers in the United States, Mexico, and Canada.

The Company’s programs permit organizations to outsource all aspects of their MRO supplies procurement; with most of its existing customer base, the Company takes responsibility for purchasing, receiving, stocking, issuing and delivering MRO supplies at the customer site. The Company also efficiently manages customers’ MRO inventories using its proprietary information system and offers solutions that enable customers to efficiently manage the procurement of MRO supplies using Company tools and systems applications.

The Company operates in one reportable segment and substantially all of its revenues are from the provision of MRO supply chain management services and supplies for industrial and institutional customers. See Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements”, Footnote No. 14.

Service Offerings

The Company provides proprietary MRO supply chain management solutions tailored to meet individual client requirements. The Company offers a broad range of MRO supplies, replacement parts and selected classes of production materials, which are described collectively as MRO supplies. MRO supplies are frequently inexpensive but critical items, with associated high procurement costs due to inherent inefficiencies in traditional MRO supply distribution channels. The Company believes that its programs are superior to both traditional and alternative methods of MRO supply distribution in that they substantially mitigate these inefficiencies by reducing both the process and product costs associated with MRO supply management. The Company’s solutions provide clients the opportunity to gain operational improvements through effective inventory management which reduces the likelihood of stock outs that may lead to plant down time. The Company’s service offerings allow customers to fully outsource their MRO supply chain functions and focus on managing their core business operations.

Another benefit of the Company’s services is the identification and reduction of redundant and inactive inventory in the customer’s legacy inventory of MRO supplies. The Company uses its software to systematically identify all MRO parts. Redundancies are identified and the Company is able to consolidate and reduce inventories and standardize costs, thereby reducing its own and the customer’s capital investment. The Company can also reduce handling and other expenses related to MRO procurement and gain better pricing by consolidating purchases. In addition, over time, the Company can provide its customers value by (i) easily identifying and locating MRO items needed by different departments at a site, or by different sites within the same company, and (ii) identifying alternative cost effective sourcing for different MRO items.

The Company operates a proprietary information technology platform, In-Site®, which includes a flexible Enterprise Reporting Package (“ERP”) system for budgetary controls, as well as sophisticated inventory management, spend analysis, mobile work order management, and consolidated transaction processing systems.

Traditionally, the Company has provided MRO supply chain management services through its In-Plant Store® program. This program is a comprehensive outsourcing service through which the Company manages all aspects of MRO supply procurement and handling at a customer’s site. Prior to the implementation of the In-Plant Store program, a customer would typically obtain thousands of MRO supplies from hundreds of traditional industrial distributors. The Company’s In-Plant Store program allows the customer to procure its MRO supplies through one vendor. Through the In-Plant Store program, the Company services many of its customers’ MRO supply needs by establishing a dedicated, fully integrated store at the customer’s site. The customer, in turn, generally purchases all of its MRO supplies from SDI. The Company operates the In-Plant Store program with its own trained MRO procurement professionals, installs its proprietary information system designed specifically for industrial procurement, and identifies appropriate inventory levels based on the supply needs of each site. Upon implementation of services, the Company sometimes purchases, receives inventories and issues MRO supplies directly to plant personnel, delivers ongoing technical support and provides the customer with a comprehensive invoice twice per month, thereby reducing the administrative burden of traditional MRO supply.

In addition to its full service offering, the Company has created a technology-based solution for small sites (sites with an MRO spend under $2 million) that incorporates the Company’s sophisticated In-Site® Online inventory management tool with a Company-hosted ERP module. In-Site Online is designed for small sites where it is not economically practical to deliver a solution at the client’s site. This solution enables customers to access the Company’s database directly from the customer’s desktop via Internet access. In-Site Online provides item search and requisition capabilities in a secure e-business environment.

In marketing to prospective customers, the Company has modified its offering to place more emphasis upon the value- added supply chain management services it provides and to decrease emphasis upon MRO supply sales. With this initiative, the Company has enhanced its service offering through additional system capabilities, including more flexible solutions and ongoing enhancements to In-Site Online which is primarily designed for smaller sites where a comprehensive In-Plant Store is not economically justified. The Company’s marketing efforts are focused on driving future business to a fee for services model. In addition, traditionally the Company carried inventory on behalf of its customers at no additional fee. The Company is limiting its obligations to carry inventory for new customers. However, the Company believes that its modified offerings will gain market acceptance as customers come to understand the Company’s value proposition, yet there is no guarantee concerning whether or when such market acceptance will occur.

The Company believes that increased recognition of the inefficiencies associated with the traditional MRO supply distribution process has increased the demand for MRO supply chain management solutions such as those offered by the Company.

Customers

During the year ended December 31, 2005, two customers comprised 33.0% of the Company’s revenues. Revenues from Molson/Coors Brewing Company and the New York City Department of Education comprised 15.4% and 17.6% of revenues, respectively. Loss of either of these customers could have a material adverse effect on the business. The same two customers comprised approximately 32.3% of the Company’s revenues for the year ended December 31, 2004. Revenues from Molson/Coors Brewing Company and the New York City Department of Education comprised 16.6% and 15.7% of the Company’s revenues for the year ended December 31, 2004, respectively.

The Company periodically reviews the financial condition of its customers and seeks to reduce asset exposure and program costs where appropriate.

The Company provides services to its customers in the United States, Mexico, and Canada (beginning in 2005). During the years ended December 31, 2005 and 2004, 18.7% and 19.2% of the Company’s

revenues were from customers in Mexico. The Company’s operations in Mexico face unique risks, including foreign trade restrictions, changes in U.S. and Mexican governmental regulations, currency fluctuations, tariffs and other trade barriers, the potential for nationalization of enterprises, and political, economic and social instability. Revenues from customers in Canada were less than 1% of the Company’s revenues during the year ended December 31, 2005.

During the years ended December 31, 2005, 2004 and 2003, the Company had revenues of $25,656,000, $23,420,000 and $26,088,000 from customers in Mexico. As of December 31, 2005 and December 31, 2004, approximately 42.0% and 4.3% of the Company’s long-lived assets were located in Mexico. The long-lived assets as of December 31, 2005 include the portion of inventories classified as other assets. The Company has a deferred tax asset relating to its Mexican subsidiaries of $435,000 and $573,000 at December 31, 2005 and 2004, respectively.

In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation (“EPC”), its largest customer at the time. The Company transitioned all storerooms to EPC during July 2003. The Company’s revenues from EPC for fiscal 2003 were $16.0 million. There were no accounts receivable or inventory related to the EPC services agreements at December 31, 2003.

During 2003, the Company entered into an agreement with a new institutional customer. Due to a concentration of a portion of this customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company. During the third quarter of 2003, the Company incurred $4.6 million of costs for supplies to this customer but did not recognize revenue on the shipment of supplies as a result of not meeting all of the criteria required by SAB 104 until the first quarter of 2004.

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

Because of the broad range of products sold by the Company, no single product or class of products accounted for more than 10% of the Company’s revenues for the years ending December 31, 2005, 2004 and 2003.

Suppliers

The Company purchases products from manufacturers and distributors. The Company has agreements with manufacturers and suppliers, all of which can be canceled by the respective manufacturers and suppliers upon notice of one year or less. As no manufacturer or supplier provides products that account for more than 10% of the Company’s revenues and because the Company believes that it could quickly find alternative sources of supply if any agreement or supply arrangement were canceled, the

Company does not believe that the loss of any one supply agreement or distribution contract, or any small group of supply agreements or distribution contracts, would have a material adverse impact on the Company’s business.

Competition

The Company’s business is highly competitive. The Company competes with a wide variety of traditional MRO supply distributors. Most of such distributors are small enterprises selling to customers within a limited geographic area, but the Company also competes with MRO supply distributors that are larger and have significantly greater financial resources than the Company. The Company also competes with several integrated supply providers, direct mail suppliers, internet suppliers and large warehouse stores, some of which have significantly greater financial resources than the Company. Some of the integrated supply providers with which the Company competes are also wholesale distributors that have access to more favorable MRO supply pricing than is available to the Company. Some of the Company’s competitors sell identical MRO supplies for lower prices than those offered by the Company.

The primary areas of competition include price, breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service and repair capability. The Company believes that its ability to compete effectively is dependent upon its capability to be reasonably price-competitive, to deliver value-added supply chain management solutions to its customers and to respond to the needs of its customers with high quality of service. The Company believes that certain of its competitors have developed and implemented programs which offer services similar to, and which compete with, the Company’s In-Plant Store program.

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

Government Regulation

In recent years, governmental and regulatory bodies have promulgated numerous standards and regulations designed, among other things, to ensure the quality of certain classes of MRO items, to protect workers’ well-being and to make the work place safer. The Company has increased sales in the past as a result of its customers’ compliance with this increasing level of regulation. The Company cannot predict the level or direction of future regulation.

Employees

As of December 31, 2005, the Company had 358 employees, of whom 114 were employed in selling and administrative capacities and 244 were involved in operations. None of the Company’s employees were covered under collective bargaining agreements. The Company considers its employee relations to be good.

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

Item 1A.                Risk Factors

The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. Additional information regarding various risks and uncertainties facing us are included under Item 7 and elsewhere in this report on Form 10-K. The risks and uncertainties described in this Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known or deemed insignificant may also impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. Solely for purposes of the risk factors in this Item 1A, the terms “we”, “our” and “us” refer to Strategic Distribution, Inc. and its subsidiaries.

Certain Factors Affecting Forward Looking Statements

Some information provided by us or statements made by us may be subject to uncertainties and risks. Any statements included in this Annual Report on Form 10-K, including any statements referenced or incorporated by reference which are not statements of historical fact, are forward-looking statements.

Our industry is very competitive and we cannot assure you that we will be able to compete successfully against all of our competitors.

We operate in a highly competitive industry, from the standpoint of number, size and strength of competitors. While most of the distributors are small enterprises selling to customers in a limited geographic area, there are also larger MRO supply distributors, integrated supply providers and large warehouse stores that have greater financial resources than we do. Some of these integrated supply providers are also wholesale distributors that have access to more favorable MRO supply pricing than are available to us. The primary areas of competition include price, breadth and quality of product lines, fill rates, and technological capabilities. Our initiatives continue to set us apart as a leader in our industry through value-added services and comprehensive technological capabilities for our customers. However, we cannot predict the entry of new competitors into the industry or scaling down of competition through consolidations, which may result in a competitor strengthening their competitive position relative to us.

We have a high concentration of risk with regards to revenues, inventories and receivables attributable to a few customers.

We have a high concentration of revenues, inventory and receivables attributable to a few customers. Loss of any of these customers, without replacement of revenue source, could have a material adverse effect on our business. See Item 8, “Financial Statements and Supplementary Data—Notes to the Financial Statements”, Footnote No. 15 for more information.

We continue to focus on growth opportunities but cannot guarantee that the market will accept the new modified offerings.

We are continuing to refocus our business strategy to meet the demands of an evolving marketplace. We continue our sales initiative for fee-for-services models which place a greater emphasis upon the value-added supply chain management services, as opposed to MRO product sales and inventory ownership. To this extent, we have continued to enhance our service offering by increasing system capabilities and providing more flexible solutions, including In-Site Online designed for smaller sites where a comprehensive In-Plant Store is not economically justified. We believe these changes in offering, combined with intensified MRO supply pricing pressure, have lengthened our sales cycle. We also believe that the modified offerings will gain market acceptance as customers come to understand this value proposition, yet there is no guarantee concerning whether or when such market acceptance will occur.

We do experience some seasonality in our business with regards to revenues from one institutional customer.

Our revenues are affected by such things as the length of sales cycles, and the timing of new customer contracts. As such, our revenues are difficult to predict, but typically there is a spike in revenues and associated costs during the third quarter of the year, particularly with regard to an institutional customer.

Although we operate under formal contracts with all our customers, we do run the risk of contract termination for causes beyond our control.

We operate under formal contracts with all of our customers. In the past, several larger customers terminated contracts which had material impact on our revenues. Our management continuously works with our customers to gauge their satisfaction with the contracts and our performance, and therefore, we should be able to anticipate such events and react accordingly. In addition, our cultivation of new prospects is an ongoing process. Over the past three years, El Paso Corporation (“EPC”), our largest customer in 2003, terminated our contract. Revenues from EPC in 2003 through the termination date were $16.0 million.

Our deliverables to customers are highly dependent upon the smooth functioning of our systems.

Our ability to provide reliable technical services is dependent upon the efficiency and effectiveness of our network systems and data centers.

Our ability to sell services outside the United States is highly dependent upon laws and policies in these countries.

We operate outside the U.S., both in Canada and Mexico. Changes in the laws or policies of countries in which we operate could affect our results of operations.

Our ability to operate efficiently is dependent on our reaction to economic changes.

Our results may be adversely affected by macroeconomic changes, such as inflation and recession. In the event of economic downturn, we could experience customer bankruptcies, reduced volume of business from our existing customers and lost volume due to plant shutdowns, or consolidations of our customers.

Our ability to grow our infrastructure is highly dependent upon hiring and retaining key personnel.

Our continued growth and success is inherently dependent upon the retention of senior management and other key employees, the development and training of employees for management positions, and the hiring of new qualified personnel. There is no assurance that we will continue to effectively recruit and retain key personnel in management positions.

Our continued focus to grow the margin and income is contingent on the control of operating costs and general and administrative expenses.

We continue to monitor our costs, however, there is no assurance that further cost reductions can be made without inhibiting potential growth.

We rely on certain information to make customer credit decisions.

We maintain an experienced credit staff and rely on customer payment and credit history in making customer credit decisions. However, we may experience credit losses in excess of projections. See “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements”, Schedule II for quantitative information.

Item 1B.               Unresolved Comments

Not applicable.

Item 2.                        Properties

The Company leases its corporate headquarters located in Bristol, Pennsylvania, a few small warehouses and offices located at or near In-Plant Store sites and an office for the Mexican operations located in El Paso, Texas. The Company has the right to renew some of these leases. The Company believes the properties that are currently under lease are adequate to serve the Company’s business operations for the foreseeable future. The Company believes that if it were unable to renew its lease at any of these facilities, it could find other suitable facilities with no material effect on the Company’s business. The Company does not own or lease the space occupied by its In-Plant Store facilities.

Item 3.                        Legal Proceedings

The Company is currently involved in certain legal proceedings incidental to the conduct of its business. The Company does not believe that the outcomes of such proceedings are likely to have a material adverse effect, individually or in the aggregate, on its consolidated financial position or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                        Market for the Registrant’s Common Equity and Related Stockholder Matters

The Common Stock is quoted on the Nasdaq National Market (“NNM”) under the symbol “STRD”. As of March 17, 2006, there were approximately 1,400 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock on the NNM for the periods indicated:

Quarter Ended	High Sales Price	Low Sales Price
March 31, 2004	$14.98	$11.51
June 30, 2004	13.50	10.95
September 30, 2004	15.70	12.80
December 31, 2004	14.93	10.87
March 31, 2005	13.00	11.77
June 30, 2005	11.48	10.48
September 30, 2005	11.49	11.12
December 31, 2005	10.00	9.65

The Company paid a cash distribution, which was deemed to be a return of capital for tax purposes, of $5.00 per common share to its shareholders during the fourth quarter of 2003. The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003 and amounted to $14,765,000. The Company paid no cash dividends on the Common Stock for the years ended December 31, 2005 and 2004. The Company has not made any decisions to declare any cash dividends in the foreseeable future. At the time of distribution in 2003, only shareholders who converted shares during the 2001 reverse split received a distribution. During 2005 and 2004, the Company paid out approximately $2,000 and $51,000, respectively, relating to the fourth quarter 2003 distribution. As of December 31, 2005 and 2004, $82,000 and $84,000, respectively, of the 2003 distribution remained unpaid and is recorded as a liability on the consolidated balance sheet.

Item 6.                        Selected Financial Data

	Years ended December 31,
	2005(a)	2004(b,c,d)	2003(e)	2002(f,g)	2001(h)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$136,914	$121,878	$134,557	$253,583	$319,619
Operating loss	(3,877)	(4,017)	(853)	(1,752)	(12,777)
Loss before income taxes	(3,177)	(3,679)	(357)	(1,315)	(13,125)
Income tax (expense) benefit	(255)	1,058	(367)	(164)	—
Loss from continuing operations	(3,432)	(2,621)	(724)	(1,479)	(13,125)
Cumulative effect of accounting change	—	—	—	(1,939)	—
Net loss	(3,432)	(2,621)	(724)	(3,418)	(13,125)
Per Share Data—basic and diluted:
Loss from continuing operations	$(1.16)	$(0.89)	$(0.24)	$(0.48)	$(4.25)
Cumulative effect of accounting change	—	—	—	(0.63)	—
Net loss	(1.16)	(0.89)	(0.24)	(1.11)	(4.25)
Cash dividend declared per common share	—	—	5.00	—	—
Weighted Average Number of Shares of Common Stock Outstanding	2,958,650	2,953,822	2,989,011	3,084,964	3,088,896
Balance Sheet Data:
Total assets	$64,534	$63,786	$65,503	$92,870	$111,313
Long-term debt	—	—	—	—	—

(a)              Operating results include a $1.2 million provision for doubtful accounts, primarily due to a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the second quarter of 2005 ($523,000), and an unfavorable settlement with a former customer ($451,000).

(b)             Operating results include approximately $5,700,000 of revenue related to supplies shipped in 2003. This revenue was not recognized until all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), were met during the first quarter of 2004.

(c)              Operating results include a favorable resolution of a dispute of $400,000 and a favorable recovery of previously reserved receivables of $300,000.

(d)             The income tax benefit includes a $1.1 million favorable resolution of a state tax issue.

(e)              Operating results include a benefit of $700,000 from a legal settlement for less than amounts previously accrued, a $930,000 reduction in cost of materials related to changes in previously recorded estimates of liabilities for products purchased, a charge of $232,000 for the repricing of outstanding stock options and a charge of $250,000 related to changes in the Company’s vacation benefits.

(f)               Operating results include revenues of $26,200,000, gross margin of $1,700,000, a charge of $3,800,000 for the write-down of certain fixed assets and severance expense of $700,000, all related to the termination of the Kraft contract and inventory sale to Kraft.

(g)              Operating loss is net of operating income of $900,000 related to an increase in the recoverable value of accounts receivable and inventories in connection with the termination of services agreements and $300,000 from an insurance recovery.

(h)             Operating loss includes charges amounting to $5,800,000 related to the bankruptcies of two large In-Plant Store customers.

Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Risk Factors above and other risks described in this Form 10-K, and other filings made by the Company with the Securities and Exchange Commission (“SEC”).

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the Selected Consolidated Financial Data included elsewhere herein. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Overview

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides supply chain management services with respect to maintenance, repair and operating (“MRO”) supplies for industrial and institutional customers in the United States, Mexico, and Canada. The Company conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc. (“SDI”).

Revenues for the year ended December 31, 2005 increased approximately 12.3% when compared to the prior year. This increase is primarily due to strong product sales within the Company’s existing customer base and the addition of three new customers, offset by the termination of one customer contract. During 2005, the Company continued its fee-for-services model sales initiative which places a greater emphasis upon the value-added supply chain management services it provides, as opposed to MRO product sales and inventory ownership. To this extent, the Company has continued to enhance its service offering by increasing system capabilities and providing more flexible solutions, and enhancements to In-Site Online which is primarily designed for smaller sites where a comprehensive In-Plant Store is not economically justified. However, the Company believes that its modified offerings will gain market acceptance as customers come to understand the Company’s value proposition, yet there is no guarantee concerning whether or when such market acceptance will occur.

The Company incurred a net loss of $3.4 million for the year ended December 31, 2005 as compared to a net loss of $2.6 million in 2004 (which included a tax benefit of $1.1 million resulting from a favorable resolution of a state tax matter). Future growth in the Company’s business is highly dependent on its ability to attract new customers and maintain its current base of existing customers. Company management is continuing to focus on developing new business opportunities while driving efficiencies throughout the organization that will reduce operating costs. There is no assurance the Company will be successful in its efforts.

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

Although the Company believes the estimates and assumptions used in determining the recorded amounts of assets and liabilities at December 31, 2005 are reasonable, actual results could differ materially from estimated amounts recorded in the Company’s consolidated financial statements.

Contract Terminations

During the year ended December 31, 2005, one of the Company’s customer contracts terminated in contrast to the year ended December 31, 2004 when six of the Company’s contracts with smaller customers terminated. None of these contract terminations totaled more than 10% of the Company’s revenues in any given reporting period.

In May 2003, the Company announced that it agreed to terminate its In-Plant Store services agreements with EPC, its then largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company’s revenues from EPC for fiscal 2003 were $16.0 million.

Results of Operations

The following table of revenues and percentages sets forth selected items of the results of operations:

	Years ended December 31,
	2005	2004	2003
Revenues	$136,914,000	$121,878,000	$134,557,000
Revenues	100.0%	100.0%	100.0%
Cost of Materials	82.7	80.4	77.7
Operating Wages and Benefits	6.6	7.2	8.6
Other Operating Expenses	2.5	2.9	2.7
Selling, General and Administrative Expenses	11.0	12.8	11.6
Operating Loss	(2.8)	(3.3)	(0.6)
Interest Income	0.5	0.3	0.4
Loss from Operations before Income Taxes	(2.3)	(3.0)	(0.2)
Income Tax (Expense) Benefit	(0.2)	0.9	(0.3)
Net Loss	(2.5)	(2.1)	(0.5)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

	2005	2004	Change
Revenues	$136,914,000	$121,878,000	12.3%

Revenues increased 12.3%, or $15.0 million, to $136.9 million for the year ended December 31, 2005 as compared to $121.9 million for the year ended December 31, 2004. The increase in revenues over the prior year is attributable to growth within the Company’s existing customer base of $19.5 million and revenues generated by new customer contracts of $1.0 million, offset by a $5.5 million decline in revenues from closed sites. The Company categorizes “new” customers as those that generated revenue in the current year with no revenue during the prior year. Revenues for the year ended December 31, 2004 include the recognition of $5.7 million of revenue in the first quarter of 2004, relating to supplies shipped during the third quarter of 2003, and other service fee revenue. This $5.7 million in revenue was not recognized until the first quarter of 2004 when all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition, were met.

Molson/Coors Brewing Company comprised 15.4% and 16.6% of the 2005 and 2004 revenues, respectively, with an increase of $0.8 million in 2005 over 2004. Revenue from the New York City Department of Education comprised 17.6% and 15.7% of the Company’s revenues for the years ended December 31, 2005 and 2004, respectively, with a $5.0 million increase in 2005 over 2004.

Cost of Materials / Gross Margin

	2005	2004	Change
Cost of Materials	$113,247,000	$98,029,000	15.5%
Cost of Materials %	82.7%	80.4%	2.3%
Gross Margin %	17.3%	19.6%	(2.3)%

Cost of materials as a percentage of revenue increased 2.3% to 82.7% for the year ended December 31, 2005 from 80.4% in 2004. The increase in the cost of materials as a percentage of revenue was attributable to a shift in the Company’s product mix and to pricing pressures from several customers, as well as a lower proportion of management service and implementation fees in the revenue mix which have no direct material cost. The Company experienced a shift in its revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses for these customers are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	2005	2004	Change
Operating Wages and Benefits	$9,063,000	$8,775,000	3.3%
Operating Wages and Benefits %	6.6%	7.2%	(0.6)%
Other Operating Expenses	$3,435,000	$3,537,000	(2.9)%
Other Operating Expenses %	2.5%	2.9%	(0.4)%
Selling, General and Administrative Expenses	$15,046,000	$15,554,000	(3.3)%
Selling, General and Administrative Expenses %	11.0%	12.8%	(1.8)%
Interest Income	$700,000	$338,000	107.1%
Interest Income %	0.5%	0.3%	0.2%
Income Tax (Expense) Benefit	$(255,000)	$1,058,000	NM
Income Tax (Expense) Benefit %	(0.2)%	0.9%	(1.1)%

NM — not meaningful

Operating wages and benefits expense as a percentage of revenues decreased to 6.6% for the year ended December 31, 2005 from 7.2% in 2004. The reduction in operating wages and benefits expenses as a percentage of revenues was attributable to a higher revenue base. However, on a dollar basis, operating wages and benefits increased 3.3% attributable to additional customer sites and cost of living increases. Management continues to monitor operating wages and benefits to ascertain that service levels and operating expenses at each of the sites are adequate to meet transaction volumes.

Other operating expenses as a percentage of revenues decreased to 2.5% for the year ended December 31, 2005 from 2.9% in 2004. While the decrease in the percentage of revenues is related to a higher revenue base, the net reduction in expenses of $0.1 million was attributable to several factors including a decrease in outsourced technology services of $0.3 million, and a decline in software amortization, licenses and support and system depreciation totaling $0.1 million, which were offset by an increase in temporary labor services of $0.3 million.

Selling, general and administrative expenses for the year ended December 31, 2005 decreased to $15.0 million, compared to $15.6 million for the period ended December 31, 2004. These expenses as a percentage of sales declined to 11.0% for the year ended December 31, 2005 from 12.8% in 2004. The decrease in selling, general and administrative expenses is attributable to several factors including (i) payroll and benefit savings of $1.0 million, (ii) a decline in temporary labor and consulting services of $0.4 million, (iii) reduced travel expenses of $0.3 million, (iv) a decline in legal expenses of $0.2 million, and (v) other general operating expenses of $0.1 million. These reductions were offset by a $1.5 million increase in bad debt expense of which $0.5 million is due to a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code, an unfavorable settlement under a terminated contract of $0.4 million, and $0.3 million due to a recovery of receivables in 2004. The Company’s ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenue is highly dependent upon the Company’s ability to expand its revenue base. Management believes the current cost structure of the Company will enable future growth. Additional cost reductions, if taken, could potentially inhibit that growth.

Interest income was $700,000 for the year ended December 31, 2005 compared to interest income of $338,000 for the comparable period in 2004. During 2005, the average monthly cash balance was approximately $3.1 million lower than the comparable period of 2004. However, rising interest rates accounted for improved interest income in 2005. During the year ended December 31, 2004 the Company sold short-term investments for approximately $5.1 million, and realized a $30,000 loss on an investment that was previously recorded in other comprehensive loss.

Income tax expense was $255,000 for the year ended December 31, 2005 compared to a tax benefit of approximately $1.1 million for year ended December 31, 2004. The income tax expense in 2005 was attributable to the Company’s Mexican operations. In the fourth quarter of 2004, the Company recognized a benefit and received cash in the amount of approximately $1.1 million relating to the favorable resolution of a state tax issue. There was no tax benefit recorded for pretax losses of the Company’s U.S. operations for the years ended December 31, 2005 and 2004. The realization of income tax benefits from such losses is dependent on future events that are currently not deemed likely to occur.

Net loss for the year ended December 31, 2005 was $3,432,000 compared to net loss of $2,621,000 in 2004 (which included a tax benefit of approximately $1.1 million due to the favorable resolution of a state tax matter).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

	2004	2003	Change
Revenues	$121,878,000	$134,557,000	(9.4)%

Revenues for the year ended December 31, 2004 decreased $12.7 million, or 9.4%, to $121.9 million from $134.6 million for the year ended December 31, 2003. The termination of contracts with customers in 2004 was the primary cause for the revenue reduction. The closing of EPC accounted for $16.0 million of the overall decrease. Other site closings and a reduction in revenue from our existing business resulted in an additional decrease of $16.5 million (including a $2.5 million inventory sale to a former customer) and a $0.8 million (including a $1.0 million inventory sale) to a current customer during 2003. This decrease of $33.3 million was offset by revenues from new customers of $20.6 million. A portion of the revenues from new customers during 2004, $5.7 million, related to supplies shipped during the third quarter of 2003 and other service fee revenue. This revenue was not recognized until all of the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), were met during the first quarter of 2004. As a result, the Company recognized revenue on two seasonal buys from the new customer during the year ended December 31, 2004.

Molson/Coors Brewing Company comprised 16.6% and 14.1% of the 2004 and 2003 revenue, respectively. Revenues from the New York City Department of Education comprised 15.7% of the Company’s revenue for the year ended December 31, 2004. EPC, which terminated its contract with the Company during the third quarter of 2003, comprised 11.9% of the Company’s revenue for the year ended December 31, 2003.

Cost of Materials / Gross Margin

	2004	2003	Change
Cost of Materials	$98,029,000	$104,601,000	(6.3)%
Cost of Materials %	80.4%	77.7%	2.7%
Gross Margin %	19.6%	22.3%	(2.7)%

Cost of materials as a percentage of revenues increased to 80.4% for the year ended December 31, 2004 from 77.7% in 2003. The increase in the cost of materials as a percentage of revenue was primarily attributable to a lower portion of management service fees in the revenue mix for the year ended December 31, 2004 as compared to the year ended December 31, 2003, lower gross margins from the Company’s new business in 2004, and a reduction in the consolidated costs of goods sold during the fourth quarter of 2003 as a result of decreases in previously estimated liabilities for product purchases, partially offset by the 2004 implementation revenue earned from one of the new customers which had no direct product costs. The new customers generated lower gross margins than the Company has historically reported, but they also, on average, reported lower site operating expenses, as a percentage of revenue.

Other

	2004	2003	Change
Operating Wages and Benefits	$8,775,000	$11,568,000	(24.1)%
Operating Wages and Benefits %	7.2%	8.6%	(1.4)%
Other Operating Expenses	$3,537,000	$3,606,000	(1.9)%
Other Operating Expenses %	2.9%	2.7%	0.2%
Selling, General and Administrative Expenses	$15,554,000	$15,635,000	(0.5)%
Selling, General and Administrative Expenses %	12.8%	11.6%	1.2%
Interest Income	$338,000	$496,000	(31.8)%
Interest Income %	0.3%	0.4%	(0.1)%
Income Tax Benefit (Expense)	$1,058,000	$(367,000)	NM
Income Tax Expense %	0.9%	(0.3)%	1.2%

NM — not meaningful

Operating wages and benefits expense as a percentage of revenues decreased to 7.2% for the year ended December 31, 2004 from 8.6% in 2003. The reduction in operating wages and benefits expenses as a percentage of revenues was primarily attributable to the termination of the EPC services agreement. Operating wages and benefits expenses stated as a percentage of revenues were higher under the EPC services agreement than in our standard service agreements. Continued declines in business volume from existing customers may result in lower productivity and may negatively impact the Company’s ability to maintain staff at optimal levels.

Other operating expenses as a percentage of revenues increased 0.2% to 2.9% for the year ended December 31, 2004 from 2.7% in 2003. The increase in percentage is primarily related to the impact of certain fixed costs, such as depreciation of the Company’s Enterprise Reporting Package (“ERP”) system, on a declining revenue base. The Company’s other operating expenses were reduced by $0.1 million for the year ended December 31, 2004 substantially as a result of contract terminations.

Selling, general and administrative expenses as a percentage of revenues increased to 12.8% for the year ended December 31, 2004 from 11.6% in 2003. The increase in the selling, general and administrative costs as a percentage of revenues is primarily attributable to non-operational employee wages and benefits and other fixed costs as a percentage of the lower revenue base. The Company’s ability to maintain or decrease the selling, general and administrative expenses as a percentage of revenue is highly dependent upon the Company’s ability to expand its revenue base. During each of the years ended December 31, 2004 and 2003, the Company recorded benefits of $0.7 million. The $0.7 million benefits for the year ended December 31, 2004 related to the favorable resolution of a dispute with a vendor of $0.4 million and a favorable recovery of previously reserved receivables of $0.3 million. The $0.7 million benefit for the year ended December 31, 2003 related to a legal settlement for more than anticipated. During the fourth quarter of 2003, the Company recorded approximately $0.5 million in expense as a result of repricing the Company’s outstanding stock options and changing the methodology for administering the Company’s vacation policy. Overall, selling, general and administrative expenses in 2004 remained relatively consistent with 2003, decreasing $0.1 million.

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

Income tax expense of $23,000 was recorded on income earned from the Company’s Mexican operations during the year ended December 31, 2004. During the fourth quarter of 2004, the Company recognized a benefit and received cash in the amount of approximately $1.1 million relating to the favorable resolution of a state tax issue. There was no tax benefit recorded for pretax losses of the Company’s U.S. operations for the year ended December 31, 2004. The realization of income tax benefits from such losses is dependent on future events that are currently not deemed likely to occur.

Net loss for the year ended December 31, 2004 was $2,621,000 compared to net loss of $724,000 in 2003, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of December 31, 2005, the Company had $29.9 million of cash and cash equivalents. The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Net cash provided by operating activities was $3.9 million for the year ended December 31, 2005 compared to net cash used in operations of $1.5 million in 2004. The increase in net cash provided by operating activities was primarily due to changes in working capital requirements including a decrease in receivables of $0.5 million, a $4.3 million increase in accounts payable due to the timing of vendor payments, offset by an increase in inventory levels of $0.5 million for a legacy customer which requires the Company to purchase large quantities of production parts necessary to support their production schedule.

As of December 31, 2004, net accounts receivable included outstanding balances of approximately $0.5 million for terminated accounts with which the Company is involved in litigation. The outstanding balance of $0.5 million from December 31, 2004 was fully reserved in 2005.

Net cash used in investing activities was $0.8 million for the year ended December 31, 2005 compared to $3.5 million provided in 2004. During the year ended December 31, 2005, the Company purchased capital equipment, primarily computer systems, for its operations. During the year ended December 31, 2004 the Company sold short-term investments for approximately $5.0 million and realized a $30,000 loss on an investment that was previously recorded in other comprehensive loss. These short-term investments were purchased during 2003 for $5.1 million. Additionally in 2004, the Company purchased approximately $1.5 million of capital equipment, primarily computer systems and related equipment to support new customer sites.

Net cash used in financing activities was $23,000 for the year ended December 31, 2005 compared to $11,000 for the year ended December 31, 2004.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to the Company’s investors.

Contractual Obligations

	Payments Due by Period
	Total	2006	2007	2008-2009	Thereafter
Operating leases(1)	$1,483,000	$415,000	$381,000	$684,000	$3,000

(1)          The Company leases office facilities, equipment and vehicles under operating leases.

Inflation

The Company believes that any impact of general inflation has not had a material effect on its results of operations. The Company’s current policy is to attempt to reduce any impact of inflation through price increases and cost reductions.

Seasonality

During 2003, the Company entered into an agreement with a new institutional customer. Due to a concentration of a portion of this customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company. During the third quarter of 2003, the Company incurred $4.6 million of costs for supplies to this customer but did not recognize revenue on the shipment of supplies as a result of not meeting all of the criteria required by SAB 104 until the first quarter of 2004.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs: an Amendment of ARB No. 43, Chapter 4. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and amends Chapter 4, Inventory Pricing of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. FASB No. 151 is effective for the first annual reporting period beginning after June 15, 2005. The Company does not expect that this statement will have any effect on its financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company plans to adopt SFAS No. 123R using the modified-prospective transition method. Assuming future annual stock option awards are comparable to prior years’ annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.  This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 was adopted in 2005 and had no effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and early adoption is permitted. The Company adopted SFAS No. 154 effective as of January 1, 2006.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates. The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. If market interest rates were to increase by 10% from rates as of December 31, 2005, the effect would not be material to the Company.

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”). Mexico’s operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

In 2005, the Company began selling to Canadian customers through its wholly-owned Canadian subsidiary, Strategic Distribution (Canada) Company. The Canadian operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to foreign currency fluctuations and has no foreign currency translation adjustments.

Item 8.                        Financial Statements and Supplementary Data

Financial statements of the Company are listed on the accompanying Index to Financial Statements.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(A)       Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2005.

(B)        Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the Company’s fiscal year ending December 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.               Other Information

None.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Strategic Distribution, Inc.:

We have audited the consolidated balance sheets of Strategic Distribution, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Distribution, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Philadelphia, Pennsylvania March 28, 2006

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$29,925	$26,840
Accounts receivable, net	17,862	19,638
Inventories, net	11,686	12,800
Prepaid expenses and other current assets	361	426
Total current assets	59,834	59,704
Office fixtures and equipment, net	2,600	3,495
Deferred income taxes	435	573
Other assets	1,665	14
Total assets	$64,534	$63,786
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,407	$15,137
Total current liabilities	19,407	15,137
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,096,674 issued and 2,960,174 outstanding at December 31, 2005; 3,096,174 issued and 2,959,674 outstanding at December 31, 2004	310	310
Additional paid-in capital	82,130	82,220
Accumulated deficit	(35,107)	(31,675)
Treasury stock, at cost (136,500 shares at December 31, 2005 and December 31, 2004)	(2,206)	(2,206)
Total stockholders’ equity	45,127	48,649
Total liabilities and stockholders’ equity	$64,534	$63,786

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except share data)

	Years ended December 31,
	2005	2004	2003
Revenues	$136,914	$121,878	$134,557
Costs and expenses:
Cost of materials	113,247	98,029	104,601
Operating wages and benefits	9,063	8,775	11,568
Other operating expenses	3,435	3,537	3,606
Selling, general and administrative expenses	15,046	15,554	15,635
Total costs and expenses	140,791	125,895	135,410
Operating loss	(3,877)	(4,017)	(853)
Interest income	700	338	496
Loss from operations before income taxes	(3,177)	(3,679)	(357)
Income tax (expense) benefit	(255)	1,058	(367)
Net loss	$(3,432)	$(2,621)	$(724)
Net loss per common share—basic and diluted	$(1.16)	$(0.89)	$(0.24)
Weighted average number of shares of common stock outstanding—basic and diluted:	2,958,650	2,953,822	2,989,011

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Notes Receivable	Treasury Stock
Balance at December 31, 2002	$314	$98,008	$(28,330)	$—	$(1,303)	$(1,563)
Net loss	—	—	(724)	—	—	—
Unrealized loss on investments	—	—	—	(25)	—	—
Repurchase of 45,476 shares	—	(12)	—	—	—	(643)
Exercise of stock options	—	36	—	—	—	—
Distribution to stockholders	—	(14,765)	—	—	—	—
Revaluation of stock options	—	232	—	—	—	—
Cancellation of 51,500 shares for defaulted notes receivable	(5)	(1,298)	—	—	1,303	—
Issuance of 147 shares related to 2001 reverse stock split	—	—	—	—	—	—
Balance at December 31, 2003	309	82,201	(29,054)	(25)	—	(2,206)
Net loss	—	—	(2,621)	—	—	—
Sale of short-term investments and recognition related unrealized losses	—	—	—	25	—	—
Revaluation of stock options	—	(20)	—	—	—	—
Exercise of stock options	1	39	—	—	—	—
Balance at December 31, 2004	310	82,220	(31,675)	—	—	(2,206)
Net loss	—	—	(3,432)	—	—	—
Revaluation of stock options	—	(69)	—	—	—	—
Repurchase of 1,500 shares	—	(21)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Balance at December 31, 2005	$310	$82,130	$(35,107)	$—	$—	$(2,206)

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(3,432)	$(2,621)	$(724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,668	1,578	1,730
Provision for doubtful accounts	1,235	(231)	(127)
Loss on sale of short-term investments	—	30	—
Stock option repricing	(69)	(20)	232
Deferred income taxes	—	(312)	657
Changes in operating assets and liabilities:
Accounts receivable	541	(7,608)	10,535
Recoverable income taxes	138	585	(585)
Inventories	(535)	6,130	1,391
Accounts payable and accrued expenses	4,271	910	(11,601)
Other, net	65	98	246
Net cash provided by (used in) operating activities	3,882	(1,461)	1,754
Cash flows from investing activities:
Sale of short-term investments	—	—	(5,078)
Proceeds from sale of short-term investments	—	5,048	—
Additions of property and equipment	(774)	(1,523)	(262)
Net cash (used in) provided by investing activities	(774)	3,525	(5,340)
Cash flows from financing activities:
(Cancellation) issuance of common stock	(1)	40	36
Repurchase of common stock	(20)	—	(655)
Cash distribution to stockholders	(2)	(51)	(14,630)
Net cash used in financing activities	(23)	(11)	(15,249)
Increase (decrease) in cash and cash equivalents	3,085	2,053	(18,835)
Cash and cash equivalents, beginning of the year	26,840	24,787	43,622
Cash and cash equivalents, end of the year	$29,925	$26,840	$24,787
Supplemental cash flow information:
Taxes paid	$255	$336	$371
Interest paid	—	—	—

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)   Description of Business

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides supply chain management services with respect to maintenance, repair and operating (“MRO”) supplies for industrial and institutional customers in the United States, Mexico, and Canada. The Company conducts it U.S operations primarily through its wholly-owned subsidiary, SDI, Inc. (“SDI”).

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”) and in Canada.  Both the Mexican and Canadian operations are conducted primarily in U.S. dollars, their functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments related to Mexico and Canada.

(2)   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Significant estimates made by the Company include evaluation of the recoverability of assets, such as accounts receivable, inventories and income tax assets, and the assessment of litigation and other contingencies. The Company’s ability to collect accounts receivable and recover the value of its inventories depends on a number of factors, including the financial condition of its customers, the effect of changes in economic conditions and the Company’s ability to enforce provisions of its contracts in the event of disputes. The Company provides reserves or accrues liabilities to record assets at estimated net realizable values and to record probable contingent liabilities. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments.

Although the Company believes the estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2005 are reasonable, actual results could differ from the estimated amounts recorded in the Company’s financial statements.

During 2003, the Company determined that certain other liabilities and reserves were overstated by approximately $1,374,000. The adjustments required to correct the liabilities and reserves were based on more current developments that led management to refine such methodologies in estimating certain liabilities and reserves. Of these adjustments, $930,000 was reflected as a reduction to cost of materials in 2003 due to overstated liabilities to suppliers. The remaining adjustments of $444,000 were reflected as reductions in Selling, General and Administrative Expenses and Other Operating Expenses in 2003.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2005 and 2004, the Company had investments in cash and cash equivalents of approximately $29,925,000 and $26,840,000, respectively. The Company’s investment policy

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(2)   Significant Accounting Policies (Continued)

limits investments to highly rated and highly liquid instruments of U.S. Banks, the U.S. government or government agencies, and commercial money market funds.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, principally accounts receivable and accounts payable, approximate fair value.

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

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) requires that long-lived assets, such as office fixtures and equipment be tested for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce deferred tax assets to amounts deemed more likely than not to be realized.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered or services are provided to customers, selling prices are fixed or determinable and collection is reasonably assured. The Company provides supply chain management services (“Services”) with respect to

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(2)   Significant Accounting Policies (Continued)

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

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (“FIN 44”), to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended.

The following table illustrates the effect on net loss of each period if the fair-value based method of determining stock-based employee compensation under SFAS No. 123 had been applied to all outstanding awards. (See Note 12, Stock Compensation Plans.)

	Years ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net loss—as reported	$(3,432)	$(2,621)	$(724)
Stock-based employee compensation (income) expense included in reported net loss, net of tax	(69)	(20)	232
Stock-based employee compensation expense determined under the fair value method, net of tax	(90)	(62)	(139)
Net loss—pro forma	$(3,591)	$(2,703)	$(631)
Net loss per share (basic and diluted)—as reported	$(1.16)	$(0.89)	$(0.24)
Net loss per share (basic and diluted)—pro forma	$(1.21)	$(0.91)	$(0.21)

Comprehensive Loss

For the year ended December 31, 2003, the Company had unrealized losses of $25,000 on available-for-sale securities. Such losses were reflected as other comprehensive loss in stockholders’ equity. Comprehensive loss was $749,000 for the year ended December 31, 2003. For the years ended December 31, 2005 and 2004, the comprehensive loss equaled the net loss reported.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs: an Amendment of ARB No. 43, Chapter 4. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and amends Chapter 4, Inventory Pricing of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. FASB No. 151 is effective for the first annual reporting period beginning after June 15, 2005. The Company does not expect that this statement will have any effect on its financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company plans to adopt SFAS No. 123R using the modified-prospective transition method. Assuming future annual stock option awards are comparable to prior years’ annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.  This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 was adopted in 2005 and had no effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and early adoption is permitted. The Company adopted SFAS No. 154 effective as of January 1, 2006.

(3)   Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $2,696,000 and $1,905,000 at December 31, 2005 and 2004, respectively. As of December 31, 2004, accounts receivable included outstanding balances of approximately $500,000 related to terminated accounts with which the Company was involved in litigation. During 2005, the Company wrote off approximately $500,000 relating to the remaining uncollectible balance.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4)   Inventories

Inventories are stated net of reserves of $1,043,000 and $1,080,000 as of December 31, 2005 and 2004, respectively. The decrease in inventories is primarily attributable to the classification of $1,649,000 of inventories, net of $362,000 in reserves, to other assets for which such values will not be realized within the next twelve months.

(5)   Office Fixtures and Equipment

	December 31,
	2005	2004
	(in thousands)
Office equipment and software	$6,913	$7,500
Leasehold improvements	120	136
Transportation equipment	37	25
	7,070	7,661
Less: Accumulated depreciation and amortization	(4,470)	(4,166)
	$2,600	$3,495

For the years ended December 31, 2005, 2004 and 2003, depreciation and amortization expense were $1,668,000, $1,578,000 and $1,730,000, respectively.

(6)   Accounts Payable and Accrued Expenses

	December 31,
	2005	2004
	(in thousands)
Accounts payable	$15,246	$10,598
Payroll and related expenses	1,262	1,287
Other accrued expenses	2,899	3,252
	$19,407	$15,137

(7)   Contract Terminations

During the year ended December 31, 2005, the Company terminated one customer contract in contrast to the year ended December 31, 2004 when the Company terminated contracts with six smaller customers. None of these terminated contracts represented more than 10% of the Company’s revenue in any reporting period.

In May 2003, the Company announced that it agreed to terminate the In-Plant Store services agreements with El Paso Corporation (“EPC”), its then largest customer. The Company transitioned all storerooms to EPC during July 2003. The Company’s EPC revenues for the year ended December 31, 2003 were $16.0 million.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(8)   Retirement Plan

The Company has a qualified defined contribution plan (the “Retirement Savings Plan”) for employees who meet certain eligibility requirements. Contributions to the Retirement Savings Plan are at the discretion of the Board of Directors of the Company (the “Board”) and are limited to the amount deductible for Federal income tax purposes. The expense for the Retirement Savings Plan was approximately $150,000, $170,000 and $40,000 and for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s expense for 2003 was reduced by approximately $175,000 of forfeitures from unvested balances of participants.

(9)   Income Taxes

Income tax benefit (expense) from operations is as follows:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$—	$—	$585
State	—	1,081	—
Foreign	(255)	(336)	(295)
	(255)	745	290
Deferred:
Federal	—	—	(585)
State	—	—	—
Foreign	—	313	(72)
	—	313	(657)
	$(255)	$1,058	$(367)

The Company received $1,081,000 during the fourth quarter of 2004 as a result of the favorable resolution of a state tax matter.

A reconciliation of the expected Federal income tax (expense) benefit from operations at the statutory rate (34%) to the Company’s income tax (expense) benefit follows:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Expected tax benefit	$1,080	$1,251	$121
State taxes, net of Federal benefit	168	713	—
Valuation allowance	(1,485)	(917)	(505)
Other, net	(18)	11	17
	$(255)	$1,058	$(367)

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(9)   Income Taxes (Continued)

The components of the net deferred tax asset are outlined below:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards (expiring primarily in 2022 through 2024)	$5,983	$4,358
Alternative minimum tax carryforwards	734	666
Accounts receivable allowance	609	737
Inventories	424	509
Accrued expenses	631	982
Valuation allowance	(7,696)	(6,211)
Total deferred tax asset	685	1,041
Deferred tax liabilities:
Property and equipment	(250)	(468)
Net deferred tax asset	$435	$573

As of December 31, 2005 and 2004, a valuation allowance was established to reduce deferred tax assets to amounts deemed more likely than not to be realizable. The net change in the valuation allowance was an increase of $1,485,000 and $917,000 for the years ended December 31, 2005 and 2004.

Income taxes are accounted for under the asset and liability method pursuant to the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”), whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

The Company has recorded a valuation allowance in the amount of $7,696,000 against the net deferred tax assets since management cannot guarantee these tax assets will, more likely than not, be realized. The remaining balance in the deferred tax asset relates to the Company’s Mexican subsidiaries.

At December 31, 2005, the Company had available net operating loss carryforwards of $5,983,000 (tax effected) and alternative minimum tax carryforwards of $734,000 which may be available to offset future federal and foreign income tax liabilities.

The Company and its 100% owned domestic subsidiaries file a consolidated U.S. federal income tax return.

(10)   Stockholders’ Equity

The Company has authorized 500,000 shares of preferred stock, par value $0.10 per share. No shares of preferred stock are currently issued or outstanding. The Board may at any time fix by resolution any of

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(10)   Stockholders’ Equity (Continued)

the powers, preferences and rights, and the qualifications, limitations, and restrictions of the preferred stock, which may be issued in series, the designation of each such series to be fixed by the Board.

During the year ended December 31, 2003, the Board of Directors of the Company authorized the payment of a cash distribution, which is deemed to be a return of capital for tax purposes, in the amount of $5.00 per share of common stock. The distribution was paid on October 6, 2003 to stockholders of record on September 8, 2003. The total amount of the distribution was $14,765,000, of which $82,000 remained unpaid as of December 31, 2005, and is included in Accounts Payable and Accrued Expenses.

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

Under the 2001 stock repurchase program, the Company is authorized to purchase up to 1,000,000 shares of common stock in privately negotiated transactions or on the open market and in compliance with applicable federal and state securities regulations. During 2003, 2002, and 2001, the Company repurchased 45,476, 42,400, and 2,700 shares of common stock at weighted average prices of $14.40, $11.55, and $9.46 per share, respectively, under the program. The repurchase program was extended in June 2004 until June 2005, and subsequently extended again until June 2006. At December 31, 2005, the Company had remaining authority to purchase up to 909,424 shares until the repurchase program expiration in June 2006.

(11)   Net Loss Per Share

Net losses per common share—basic and diluted are equal for the years ended December 31, 2005, 2004 and 2003, respectively, because the effect of the assumed issuance of potential shares of common stock is antidilutive as a result of the net loss. As of December 31, 2005, 2004 and 2003, there were stock options outstanding for 83,782 shares, 100,451 shares and 59,879 shares of common stock, respectively.

(12)   Stock Compensation Plans

The Company has two Incentive Stock Option Plans (the “1990 Plan” and the “1999 Plan”, collectively referred to as the “ISO Plans”) and a Non-Employee Director Stock Plan (the “Director Plan”).

In conjunction with the $5.00 per share cash distribution to stockholders in 2003, the Board of Directors of the Company also approved a $5.00 per share reduction in the exercise price of all outstanding stock options, except where such reduction would result in an exercise price of less than $0.10 per share, effective December 31, 2003, to offset the reduction in the underlying value of the common stock. In accordance with FIN 44, Accounting for Certain Transactions involving Stock Compensation, the Company recorded a non-cash charge of $232,000 in 2003. In addition, the repriced stock options require variable accounting, from the date of modification to the date the stock options are exercised, forfeited or expire unexercised. During 2005 and 2004, the Company recorded approximately $69,000 and $20,000, respectively, as a reduction in cost relating to the variable plan accounting.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(12)   Stock Compensation Plans (Continued)

Under the 1999 Plan the Board is authorized to grant certain directors, executives, key employees, consultants and advisers, options for the purchase of up to 150,000 shares of common stock. No new option grants may be made under the 1990 Plan. The ISO Plans provide for the granting of both incentive stock options and options that do not qualify as incentive stock options (“nonqualified options”). In the case of each incentive stock option granted under the ISO Plans, the option price must not be less than the fair market value of the common stock at the date of grant. At date of issuance, all options granted under the ISO Plans are exercisable at not less than the fair market value of the common stock at the date of grant. A significant portion of the options granted under the 1999 Plan are exercisable at 25.0% per year beginning on the first anniversary of the date of grant. A significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant.

The following table summarizes the option information for options granted under the ISO Plans:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 2002	78,701	$24.64
Options exercised	(3,572)	10.14
Options canceled or expired	(30,850)	15.21
Options outstanding, December 31, 2003	44,279	27.54
Options granted	57,000	11.69
Options exercised	(1,373)	4.03
Options canceled or expired	(13,455)	28.44
Options outstanding, December 31, 2004	86,451	17.40
Options canceled or expired	(18,269)	14.55
Options outstanding, December 31, 2005	68,182	18.01
Options exercisable	25,257	$29.01

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(12)   Stock Compensation Plans (Continued)

Under the Director Plan, the Board is authorized to grant options to purchase up to 27,500 shares of common stock. Options granted under the Director Plan are immediately exercisable and expire five years from the date of grant. The following table summarizes the option information for options granted under the Director Plan:

	Number of Shares	Weighted Average Exercise Prices
Options outstanding, December 31, 2002	14,400	$12.02
Options granted	3,600	14.05
Options canceled or expired	(2,400)	25.00
Options outstanding, December 31, 2003	15,600	6.77
Options granted	3,600	14.00
Options exercised	(5,200)	6.44
Options outstanding, December 31, 2004	14,000	8.75
Options granted	3,600	10.00
Options exercised	(2,000)	.10
Options outstanding, December 31, 2005	15,600	$10.15

The Company has an Executive Compensation Plan (the “Executive Plan”) under which the Board is authorized to grant up to 50,000 shares of common stock. No shares of common stock have been issued under the Executive Plan.

The following table summarizes information about stock options outstanding under all plans at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 0.10– $ 5.00	11,234	4.3	$3.06	10,567	$3.04
$ 5.01– $10.00	8,250	4.2	9.33	7,492	9.26
$10.01–$15.00	48,800	8.1	12.04	7,300	14.02
$15.01–$50.00	6,919	3.1	23.72	6,919	23.72
$50.01–$64.40	8,579	1.0	60.96	8,579	60.96
	83,782	6.1	$16.54	40,857	$21.81

The weighted average fair value of options granted for the years ended December 31, 2005, 2004 and 2003 was $5.08, $3.51 and $9.47, respectively.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(12)   Stock Compensation Plans (Continued)

The fair value based employee compensation of the options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Expected life (years)	5.00	5.00	5.00
Interest rate	4.39%	3.60%	3.27%
Volatility	53.19%	78.03%	82.78%
Dividend yield(a)	0.00%	0.00%	0.00%

(a)           Dividend yield excludes the effect of the $5.00 per share cash distribution, which is deemed to be a return of capital for tax purposes, to stockholders in 2003 and assumes the Company will not declare any cash dividends from earnings in the foreseeable future.

(13)   Commitments and Contingencies

The Company leases office space, equipment and vehicles for initial terms of three to five years. The minimum future rental payments for operating leases with initial noncancellable lease terms in excess of one year as of December 31, 2005 are as follows (in thousands):

2006	$415
2007	381
2008	370
2009	314
2010	3

Rental expense for the years ended December 31, 2005, 2004 and 2003, was approximately $622,000, $663,000 and $789,000, respectively.

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

During the years ended December 31, 2005, 2004 and 2003, the Company had revenues of $25,656,000, $23,420,000 and $26,088,000 from customers in Mexico. As of December 31, 2005 and December 31, 2004, approximately 42.0% and 4.3% of the Company’s long-lived assets were located in Mexico. The long-lived assets as of December 31, 2005 include the portion of inventories classified as other assets.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(15)   Concentration Risk

The Company has a high concentration of revenue, inventory and accounts receivable attributable to a few customers. During the years ended December 31, 2005, 2004 and 2003, 40.6%, 39.9% and 35.3%, respectively, of the Company’s revenues were derived from our three largest customers, of which two customers were greater than 10%. Revenues from Molson/Coors Brewing Company and the New York City Department of Education comprised 15.4% and 17.6% of the Company’s revenue for the year ended December 31, 2005, respectively. Loss of either of these customers could have a material adverse effect on the business. For the year ended December 31, 2004, revenues from Molson/Coors Brewing Company and the New York City Department of Education comprised 16.6% and 15.7%, respectively, of the Company’s revenue. Revenues from Molson/Coors and EPC comprised 14.1% and 11.9% of the Company’s revenue for the year ended December 31, 2003, respectively. Additionally, as of December 31, 2005 and December 31, 2004, the three customers that represented the largest net inventory balances comprised 55.5% (27.8% from the largest customer) and 54.7% (32.0% from the largest customer), respectively, of the total net inventory balance. The December 31, 2003 balance included approximately $4.6 million of supplies that were shipped to a new customer during 2003, but revenue was not recorded until the first quarter of 2004. Three customers accounted for 48.6% and 59.9% of the Company’s net accounts receivable balance as of December 31, 2005 and 2004, respectively.

(16)   Quarterly Data (in thousands, except per share data)—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2005(a,b)
Revenues	$29,023	$33,690	$37,459	$36,742	$136,914
Operating loss	(1,639)	(1,175)	(551)	(512)	(3,877)
Net loss	(1,601)	(1,055)	(410)	(366)	(3,432)
Net loss per common share	(0.54)	(0.36)	(0.14)	(0.12)	(1.16)
2004(c,d,e,f)
Revenues	$32,026	$27,384	$30,527	$31,941	$121,878
Operating loss	(529)	(709)	(1,519)	(1,260)	(4,017)
Net loss	(475)	(677)	(1,366)	(103)	(2,621)
Net loss per common share	(0.16)	(0.23)	(0.46)	(0.03)	(0.89)

(a)           The second quarter of 2005 includes $0.5 million bad debt expense for a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

(b)          The fourth quarter of 2005 includes $0.4 million bad debt expense related to a former customer.

(c)           The first quarter of 2004 includes $5.7 million of revenue, and related costs, related to supplies shipped in 2003. This revenue was not recognized until all of the criteria of SAB 104 were met.

(d)          The second quarter of 2004 includes a $0.4 million benefit related to the favorable resolution of a dispute with a vendor.

(e)           The third quarter of 2004 includes a favorable recovery of previously reserved receivables of $0.3 million.

(f)             The fourth quarter of 2004 includes a $1.1 million tax benefit relating to the favorable resolution of a state tax matter.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(17)   Related Party Transactions

During the years ended December 31, 2005 and 2004, the Company obtained insurance brokerage services and incurred fees for such services of approximately $20,000 and $40,000, respectively. The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

The Company has retained Willkie Farr & Gallagher as it legal counsel on certain matters. During the years ended December 31, 2005 and 2004, the Company incurred fees of approximately $89,000 and $80,000, respectively, payable to Willkie Farr & Gallagher. The Company anticipates it will continue its relationship with the firm in the future. A member of the board of directors of the Company is the Chairman of Willkie Farr and Gallagher.

SCHEDULE II
STRATEGIC DISTRIBUTION, INC AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2005, 2004 and 2003
(in thousands)

	Balance at Beg. of Period	(Reduction) Charge to Costs and Expenses	Deductions		Transfers		Balance at End of Period
Year Ended December 31, 2005:
Allowance for doubtful accounts	$1,905	$1,235	$(444	)(a)	$—		$2,696
Inventory allowance	1,080	—	(37	)(b)	—		1,043
Contract performance accrual	171	70	—		—		241
Year Ended December 31, 2004:
Allowance for doubtful accounts	$2,588	$(231)	$(552	)(a)	$100	(c)	$1,905
Inventory allowance	1,106	209	(135	)(b)	(100	)(c)	1,080
Contract performance accrual	171	—	—		—		171
Year Ended December 31, 2003:
Allowance for doubtful accounts	$3,750	$(127)	$(2,235	)(a)	$1,200	(d)	$2,588
Inventory allowance	1,165	(28)	(31	)(b)	—		1,106
Contract performance accrual	1,311	60	—		(1,200	)(d)	171

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

PART III

Item 10.   Directors and Executive Officers of the Company

The information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2005 (the “Proxy Statement”), under the captions “Election of Directors”, “Identification of Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.   Executive Compensation

The information contained in the Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table summarizes the shares authorized for issuance under equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	83,782	$16.54	74,352
Equity compensation plans not approved by security holders	—	—	—
Total	83,782	$16.54	74,352

Item 13.   Certain Relationships and Related Transactions

The information contained in the Proxy Statement under the captions “Executive Compensation” and “Transactions with Affiliates” is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report:

1.      CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. Consolidated Financial Statements of Company filed with this Report are listed on the accompanying Index to Financial Statements.

2.      FINANCIAL STATEMENT SCHEDULES. Financial Statement Schedules of the Company filed with this Report are listed on the accompanying Index to Financial Statements.

3.      EXHIBITS (References below to an exhibit being filed with a previous filing made by the Company are included for the purpose of incorporating herein such previously filed exhibit by reference to such filing. Previously unfiled exhibits are those marked with an asterisk.)

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

10.1

Form of Strategic Distribution, Inc. Amended and Restated 1990 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.2	Form of Strategic Distribution, Inc. Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.3	Form of Amended and Restated Strategic Distribution, Inc. 1996 Non-Employee Director Stock Plan.
10.4	Form of Option Agreement under Amended and Restated Strategic Distribution, Inc. 1996 Non- Employee Director Stock Plan.
10.5

Form of Strategic Distribution, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999).

10.6	Form of Option Agreement under Strategic Distribution, Inc. 1999 Incentive Stock Option Plan.
10.7

Executive Employment Agreement dated as of June 27, 2003, between the Company and Richard S. Martin (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

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
10.12

Lease Agreement, dated as of July 23, 2004, by and between Strategic Distribution, Inc and Preferred 950 Developers L.P. (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.13	Employment Letter, dated as of May 10, 2005, between Strategic Distribution, Inc. and Philip D. Flynt.*
14.	Business Ethics Policy (incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).
21.	List of Subsidiaries of the Company*
23.	Consent of KPMG LLP*
31.1	Certification by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.*
31.2	Certification by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.*
32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2006

STRATEGIC DISTRIBUTION, INC.
By:	/s/ DONALD C. WOODRING
Donald C. Woodring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

Name	Title	Date
/s/ DONALD C. WOODRING	President and Chief Executive Officer	March 30, 2006
Donald C. Woodring	(principal executive officer)
/s/ PHILIP D. FLYNT	Vice President and Chief Financial	March 30, 2006
Philip D. Flynt	Officer (principal financial officer and
principal accounting officer)
/s/ WILLIAM R. BERKLEY	Chairman of the Board and Director	March 30, 2006
William R. Berkley
/s/ WILLIAM R. BERKLEY, JR	Director	March 30, 2006
William R. Berkley, Jr
/s/ ANDREW M. BURSKY	Director	March 30, 2006
Andrew M. Bursky
/s/ CATHERINE JAMES PAGLIA	Director	March 30, 2006
Catherine James Paglia
/s/ ROBERT D. NEARY	Director	March 30, 2006
Robert D. Neary
/s/ JACK H. NUSBAUM	Director	March 30, 2006
Jack H. Nusbaum
/s/ JOSHUA A. POLAN	Director	March 30, 2006
Joshua A. Polan
/s/ MITCHELL I. QUAIN	Director	March 30, 2006
Mitchell I. Quain
/s/ RONALD C. WHITAKER	Director	March 30, 2006
Ronald C. Whitaker

EXHIBIT INDEX

10.13	Employment Letter, dated as of May 10, 2005, between Strategic Distribution, Inc. and Philip D. Flynt.*
21.	List of Subsidiaries of the Company*
23.	Consent of KPMG LLP*
31.1	Certification by the Company’s Chief Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.*
31.2	Certification by the Company’s Chief Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended.*
32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*