Form 10-Q
period 2006-03-31
STRATEGIC DISTRIBUTION INC
filed 2006-05-12
CIK 73822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Number of Common Shares outstanding at May 5, 2006: 2,960,174

Item 1     Consolidated Financial Statement:

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,410	$29,925
Accounts receivable, net	19,908	17,862
Inventories, net	12,253	11,686
Prepaid expenses and other current assets	949	361
Total current assets	57,520	59,834
Office fixtures and equipment, net	2,233	2,600
Deferred income taxes	435	435
Other assets	1,599	1,665
Total assets	$61,787	$64,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,753	$19,407
Total current liabilities	17,753	19,407
Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,096,674 issued and 2,960,174 outstanding at March 31, 2006; 3,096,674 issued and 2,960,174 outstanding at December 31, 2005	310	310
Additional paid-in capital	82,133	82,130
Accumulated deficit	(36,203)	(35,107)
Treasury stock, at cost (136,500 shares at March 31, 2006 and December 31, 2005)	(2,206)	(2,206)
Total stockholders’ equity	44,034	45,127
Total liabilities and stockholders’ equity	$61,787	$64,534

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2006	2005
Revenues	$36,724	$29,023
Costs and expenses:
Cost of materials	31,004	23,784
Operating wages and benefits	2,408	2,247
Other operating expenses	933	803
Selling, general and administrative expenses	3,629	3,828
Total costs and expenses	37,974	30,662
Operating loss	(1,250)	(1,639)
Interest income	269	123
Loss from operations before income taxes	(981)	(1,516)
Income tax expense	115	85
Net loss	$(1,096)	$(1,601)

Net loss per common share - basic and diluted	$(0.37)	$(0.54)

Weighted average number of shares of common stock outstanding - basic and diluted:	2,960,174	2,959,441

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,096)	$(1,601)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	406	411
Share-based compensation	3	(17)
Changes in operating assets and liabilities:
Accounts receivable	(2,046)	4,560
Inventories	(501)	(284)
Accounts payable and accrued expenses	(1,654)	(653)
Other, net	(588)	(290)
Net cash (used in) provided by operating activities	(5,476)	2,126
Cash flows from investing activities:
Additions of office fixtures and equipment	(39)	(72)
Net cash used in investing activities	(39)	(72)
Cash flows from financing activities:
(Cancellation) issuance of common stock	—	(1)
Repurchase of common stock	—	(20)
Net cash used in financing activities	—	(21)
(Decrease) increase in cash and cash equivalents	(5,515)	2,033
Cash and cash equivalents, beginning of the period	29,925	26,840
Cash and cash equivalents, end of the period	$24,410	$28,873
Supplemental cash flow information:
Taxes paid	$172	$85

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

March 31, 2006

(unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”). These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three months ended March 31, 2006 and 2005 have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

3.             Stock Based Compensation

The Company has two Incentive Stock Option Plans (the “1990 Plan” and the “1999 Plan”, collectively referred to as the “ISO Plans”) and a Non – Employee Director Plan Stock Plan (the “Director Plan”). As of March 31, 2006, the Company has reserved approximately 150,000 shares of common stock for issuance, pursuant to its employee ownership and benefit programs. The Company has an Executive Compensation Plan (the “Executive Plan”) under which the Board is authorized to grant up to 50,000 shares of common stock. No shares of common stock have been issued under the Executive Plan. Under all programs, the terms of the awards are fixed at the grant date.

Under various plans, executives, employees and outside directors receive awards of options to purchase common stock. The exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest ratably over a required service period. A significant portion of the options granted under the 1999 Plan are exercisable at 25.0% per year beginning on the first anniversary of the date of grant and a significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant. Options issued to directors are fully vested and exercisable immediately upon grant. No options have been granted in 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS No. 123R”) and related interpretations and will expense the grant-date fair value of employee stock options. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations in accounting for its stock option plans.

The Company adopted SFAS No. 123R using the modified prospective transition method and, therefore, has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006.

The compensation cost charged against income in the first quarter of 2006 for share-based compensation programs was $3,000. The compensation cost recognized is classified as selling, general and administrative expense in the Consolidated Statements of Operations.

For future grants, the Company will estimate the fair value of options granted using the Black-Scholes option valuation model. The Black Scholes model utilizes assumptions for expected volatility, expected dividend, expected life and a risk free interest rate. The expected volatility and expected dividends will be based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and will be calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. There were no options issued or exercised during the first quarter of 2006.

As share-based compensation expense recognized in the Consolidated Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of March 31, 2006 and December 31, 2005 under the ISO Plans, there were 68,182 shares outstanding with a weighted average exercise price of $18.01, representing an aggregate intrinsic value of approximately $48,000 at March 31, 2006. As of March 31, 2006, the exercisable portion was 25,257 shares, with a weighted average exercise price of $29.01, representing an aggregate intrinsic value of approximately $45,000. As of March 31, 2006 and December 31, 2005 under the Director Plan, there were 15,600 shares outstanding and exercisable with a weighted average exercise price of $10.15, representing an aggregate intrinsic value of approximately $22,000 at March 31, 2006.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeiture assumption of 30.88% over the remaining life in the calculation of such expense.  As of March 31, 2006, there was approximately $26,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Through 2005, the Company applied APB No. 25 and related interpretations in accounting for its stock option plans. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the following pro forma amounts:

($000’s)
Net loss - as reported	$(1,601)
Add: Stock-based employee compensation (income) included in reported net loss, net of tax	(17)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(23)
Net loss pro forma	$(1,641)

Earnings per share (basic and diluted) as reported	$(0.54)

Earnings per share (basic and diluted) pro forma	$(0.55)

4.             Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $1,142,000 and $2,696,000 at March 31, 2006 and December 31, 2005, respectively. The net decrease in the allowance for doubtful accounts from December 31, 2005 is primarily attributable to the write-off of two previously reserved accounts - $1,101,000 for a Mexican customer and $523,000 for a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2005.

5.             Inventories

Inventories are stated net of reserves of $1,059,000 and $1,043,000 as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, inventories totaling $1,584,000, net of $266,000 in reserves, were classified as other assets for which such values will not be realized within the next twelve months. As of December 31, 2005, inventories totaling $1,649,000, net of $362,000 in reserves, for which such values will not be realized within the next twelve months, were included in other assets.

6.             Stockholders’ Equity

No repurchases or cancellations of common stock shares occurred during the three months ended March 31, 2006. During the three months ended March 31, 2005, the Company repurchased and cancelled 1,500 shares of common stock at a weighted average price of $13.16 per share.

In June 2005, the Company announced the extension of its 2001 stock repurchase program for a period of one year. The repurchase program was extended until June 2006 with the authorization to repurchase up to 1,000,000 shares of the Company’s common stock. Prior to 2006, 90,576 shares have been repurchased and the Company has remaining authority to purchase up to 909,424 shares.

7.             Net Loss Per Share

Net loss per common share - basic and diluted are equal with respect to each of the three months periods ended March 31, 2006 and 2005, because the effect of the assumed issuance of potential shares of common stock is anti-dilutive. As of March 31, 2006 and 2005, there were stock options outstanding for approximately 84,000 and 104,000 shares of common stock, respectively.

8.             Segment Information

The Company operates in one reportable segment and provides supply chain management services with respect to MRO supplies and sells MRO products.

During the three months ended March 31, 2006 and 2005, the Company had revenues of $6,963,000 and $6,142,000, respectively, from customers in Mexico. As of March 31, 2006 and December 31, 2005, approximately 44.6% and 42.0%, respectively, of the Company’s long-lived assets were located in Mexico. The long-lived assets include the portion of inventories classified as other assets.

9.             Concentration of Risk

The Company has a high concentration of revenue, inventory and accounts receivable attributable to a few customers.  During the three months ended March 31, 2006 and 2005, 36.3% and 34.5%, respectively, of the Company’s revenues were derived from three customers.  Three customers accounted for 39.4% of the Company’s net accounts receivable balance as of March 31, 2006, as compared to 48.6% as of December 31, 2005.

Additionally, as of March 31, 2006 and December 31, 2005, the three customers that represented the largest net inventory balances comprised 54.2% and 56.8%, respectively, of the total net inventory balance.  Inventory attributable to one customer, located in Mexico, comprised 27.0% and 29.0% of the total net inventory balance, including the portion classified as other assets, at March 31, 2006 and December 31, 2005, respectively.

10.          Related Parties

The Company obtained insurance brokerage services and incurred fees for such services totaling approximately $20,000 for the three months ended March 31, 2006 and 2005. The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company’s actual results in the future could differ significantly from the results discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to the Company’s ability to obtain new customers and manage growth, concentration of customers and ability to retain new customers, the Company’s ability to enforce provisions of its contracts, termination of contracts, competition in the Company’s business, the Company’s dependence on key personnel and other risks described in this Form 10-Q, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and other filings made by the Company with the Securities and Exchange Commission (“SEC”). In the event of economic downturn, the Company could experience customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company’s customers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following is a discussion of our results of operations and financial position for the three months ended March 31, 2006 and 2005, and our financial condition as of March 31, 2006.

General

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides supply chain management services with respect to maintenance, repair and operating (“MRO”) supplies for industrial and institutional customers in the United States and Mexico. The Company conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Results of operations for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, were as follows:

	Three Months Ended March 31,
	2006	2005

Revenues	$36,724,000	$29,023,000
Revenues	100.0%	100.0%
Cost of Materials	84.4	81.9
Operating Wages and Benefits	6.6	7.7
Other Operating Expenses	2.5	2.8
Selling, General and Administrative Expenses	9.9	13.2
Operating Loss	(3.4)	(5.6)
Interest Income	0.7	0.4
Income Tax Expense	0.3	0.3
Net Loss	(3.0)	(5.5)

Revenues

	Three Months Ended March 31,
	2006	2005	Change

Revenues	$36,724,000	$29,023,000	26.5%

Revenues for the three months ended March 31, 2006 increased $7.7 million, or 26.5%, to $36.7 million from $29.0 million for the three months ended March 31, 2005. Revenues from existing customers increased by $6.9 million in the first quarter of 2006 primarily due to an increase in volume of product sales compared to the same period in 2005. These increases were offset by a $0.3 million reduction in revenues for a closed site. New customers accounted for $1.1 million in revenue. The Company characterizes “new customers” as those that generated revenues in the current period with no revenues during the comparable period of the prior year.

Cost of Materials / Gross Margin

	Three Months Ended March 31,
	2006	2005	Change

Cost of Materials	$31,004,000	$23,784,000	30.4%
Cost of Materials %	84.4%	81.9%	2.5%
Gross Margin %	15.6%	18.1%	(2.5)%

Cost of materials as a percentage of revenues increased to 84.4% for the quarter ended March 31, 2006 from 81.9% in the first quarter of 2005. The increase in the cost of materials as a percentage of revenues was attributable to a shift in the Company’s product mix, pricing pressures from several customers, as well as a lower proportion of management service and implementation fees in the revenue mix. Management service and implementation fees have no direct material costs. While revenues increased, the Company experienced a shift in the revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses for these customers are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Three Months Ended March 31,
	2006	2005	Change

Operating Wages and Benefits	$2,408,000	$2,247,000	7.2%
Operating Wages and Benefits %	6.6%	7.7%	(1.1)%
Other Operating Expenses	$933,000	$803,000	16.2%
Other Operating Expenses %	2.5%	2.8%	(0.3)%
Selling, General and Administrative Expenses	$3,629,000	$3,828,000	(5.2)%
Selling, General and Administrative Expenses %	9.9%	13.2%	(3.3)%
Interest and Other Income	$269,000	$123,000	118.7%
Interest and Other Income %	0.7%	0.4%	0.3%
Income Tax Expense	$115,000	$85,000	35.3%
Income Tax Expense %	0.3%	0.3%	—

Operating wages and benefits expenses as a percentage of revenues decreased to 6.6% for the quarter ended March 31, 2006 from 7.7% during the same period of 2005. However, on a dollar basis, operating wages and benefits were higher by approximately $0.2 million for the three months ended March 31, 2006 compared to the same period in 2005 in support of increased volume with existing customers. The decrease in operating wages and benefits stated as a percentage of revenues is attributable to a higher revenue base for the three months ended March 31, 2006 as compared to the same period in 2005.

Other operating expenses as a percentage of revenues decreased to 2.5% for the quarter ended March 31, 2006 from 2.8% for the quarter ended March 31, 2005. The decrease is attributable to a higher revenue base for the three months ended March 31, 2006 as compared to the same period in 2005. On a dollar basis, other operating expenses increased approximately $0.1 million for the three months ended March 31, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.9% for the quarter ended March 31, 2006 from 13.2% for the quarter ended March 31, 2005. On a dollar basis, selling, general and administrative expenses decreased over $0.2 million for the three months ended March 31, 2006 compared to the same period in 2005. The decrease is primarily attributable to staff reductions of $0.1 million and a decline in temporary labor costs and consulting services of $0.2 million, offset by an increase in bad debt expense of $0.1 million. Management believes the current cost structure of the Company will enable future growth, while further potential cost reductions, if taken, could potentially inhibit that growth.

Interest income was $269,000 for the quarter ended March 31, 2006 as compared to $123,000 for the comparable period in 2005. Although the average monthly cash balance was approximately $1.1 million lower in the quarter ended March 31, 2006 as compared to the same period last year, rising interest rates accounted for improved interest income.

Income tax expense was $115,000 and $85,000 for the quarters ended March 31, 2006 and 2005, respectively. This income tax expense related to the Company’s Mexican operations. There was no tax expense recorded for the Company’s U.S. operations for the quarters ended March 31, 2006 and 2005 as a result of the net losses incurred. The realization of income tax benefits from such losses is dependent on future events that are currently deemed not likely to occur.

Net loss for the quarter ended March 31, 2006 was $1.1 million compared to a net loss of $1.6 million in the same period of 2005, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of March 31, 2006, the Company had $24.4 million of cash and cash equivalents. The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Net cash used in operating activities was $5.5 million for the three months ended March 31, 2006 compared to net cash provided of $2.1 million for the same period in 2005. The decrease in cash from operating activities for the three months ended March 31, 2006 resulted from the net loss of $1.1 million; increases in accounts receivable of $2.0 million, inventories of $0.5 million (including the portion classified as other assets), and prepaid expenses of $0.6 million, primarily due to the annual renewal of the Company’s insurance programs; and decreases in payables of $1.7 million. The increase in accounts receivable and the decrease in payables was due primarily to the timing of cash receipts and payments. These reductions in cash were offset by depreciation charges of $0.4 million in the three months ended March 31, 2006.

Net cash used in investing activities was $39,000 for the three months ended March 31, 2006 compared $72,000 for the same period in 2005. During the three months ended March 31, 2006 and 2005, the Company’s expenditures were primarily for computer systems and related equipment.

Net cash used in financing activities was $21,000 for the three months ended March 31, 2005 when the Company repurchased $20,000 of common stock.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. Effective as of January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates. The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. If market interest rates were to increase by 10% from rates as of March 31, 2006, the effect would not be material to the Company.

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

Item 4.    CONTROLS AND PROCEDURES

(A)          Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2006.

(B)           Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Strategic Distribution, Inc.

Date:	May 12, 2006	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date:	May 12, 2006	By:	/s/ Philip D. Flynt
Philip D. Flynt,
Vice President,
Chief Financial Officer and Treasurer