Form 10-Q
period 2006-06-30
STRATEGIC DISTRIBUTION INC
filed 2006-08-11
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of Common Shares outstanding at August 4, 2006: 2,960,174

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,698	$29,925
Accounts receivable, net	19,696	17,862
Inventories, net	13,487	11,686
Prepaid expenses and other current assets	1,192	361
Total current assets	59,073	59,834

Office fixtures and equipment, net	1,867	2,600
Deferred income taxes	—	435
Other assets, net	1,546	1,665
Total assets	$62,486	$64,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,536	$19,407
Total current liabilities	19,536	19,407
Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,096,674 issued and 2,960,174 outstanding at June 30, 2006 and December 31, 2005	310	310
Additional paid-in capital	82,137	82,130
Accumulated deficit	(37,291)	(35,107)
Treasury stock, at cost (136,500 shares at June 30, 2006 and December 31, 2005)	(2,206)	(2,206)
Total stockholders’ equity	42,950	45,127
Total liabilities and stockholders’ equity	$62,486	$64,534

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$37,241	$33,690	$73,964	$62,713
Costs and expenses:
Cost of materials	31,220	27,829	62,224	51,613
Operating wages and benefits	2,377	2,236	4,785	4,484
Other operating expenses	1,081	868	2,013	1,670
Selling, general and administrative expenses	3,554	3,932	7,183	7,761
Total costs and expenses	38,232	34,865	76,205	65,528
Operating loss	(991)	(1,175)	(2,241)	(2,815)
Interest income	277	188	546	311
Loss before income taxes	(714)	(987)	(1,695)	(2,504)
Income tax expense	(374)	(68)	(489)	(152)
Net loss	$(1,088)	$(1,055)	$(2,184)	$(2,656)

Net loss per common share - basic and diluted	$(0.37)	$(0.36)	$(0.74)	$(0.90)

Weighted average number of shares of common stock outstanding - basic and diluted:	2,960,174	2,958,174	2,960,174	2,958,804

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,184)	$(2,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	822
Stock-based compensation	7	(43)
Deferred income taxes	435	—
Changes in operating assets and liabilities:
Accounts receivable	(1,834)	182
Inventories	(1,801)	(464)
Accounts payable and accrued expenses	129	930
Other, net	(712)	(206)
Net cash used in operating activities	(5,162)	(1,435)
Cash flows from investing activities:
Additions of office fixtures and equipment	(65)	(374)
Net cash used in investing activities	(65)	(374)
Cash flows from financing activities:
(Cancellation) issuance of common stock	—	(1)
Repurchase of common stock	—	(20)
Net cash used in financing activities	—	(21)
Decrease in cash and cash equivalents	(5,227)	(1,830)
Cash and cash equivalents, beginning of the period	29,925	26,840
Cash and cash equivalents, end of the period	$24,698	$25,010
Supplemental cash flow information:
Taxes paid	$273	$152

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2006
(unaudited)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2006 and 2005 have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

3.             Stock Based Compensation

The Company has two Incentive Stock Option Plans (the “1990 Plan” and the “1999 Plan”, collectively referred to as the “ISO Plans”) and a Non-Employee Director Stock Plan (the “Director Plan”).  As of June 30, 2006, the Company has reserved approximately 150,000 shares of common stock for issuance, pursuant to its employee ownership and benefit programs. The Company has an Executive Compensation Plan (the “Executive Plan”) under which the Board is authorized to grant up to 50,000 shares of common stock. No shares of common stock have been issued under the Executive Plan. Under all programs, the terms of the awards are fixed at the grant date.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. The exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest ratably over a required service period. A significant portion of the options granted under the 1999 Plan are exercisable at 25.0% per year beginning on the first anniversary of the date of grant and a significant portion of the options granted under the 1990 Plan are exercisable at 33.3% per year beginning on the third anniversary of the date of grant.  Options issued to directors are fully vested and exercisable immediately upon grant.  No options have been granted in 2006.

 Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS No. 123R”) and related interpretations and is expensing the unvested grant-date fair value of employee stock options over their related vesting periods.   Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations in accounting for its stock option plans.

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

The compensation cost charged against income for the three and six months ended June 30, 2006 for share-based compensation programs was $3,000 and $7,000, respectively.  The compensation cost recognized is classified as selling, general and administrative expense in the Consolidated Statements of Operations.

For future grants, the Company will estimate the fair value of options granted using the Black-Scholes option valuation model.  The Black -Scholes model utilizes assumptions for expected volatility, expected dividend, expected life and a risk free interest rate.  The expected volatility and expected dividends will be based on actual historical experience of the

Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and will be calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.  There were no options issued or exercised during the first six months ended June 30, 2006.

As share-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of June 30, 2006 and December 31, 2005 under the ISO Plans, there were 59,552 and 68,182 shares outstanding with a weighted average exercise price of $18.81 and $18.01, respectively, representing an aggregate intrinsic value of approximately $173,000 at June 30, 2006.  As of June 30, 2006, the exercisable portion was 31,218 shares, with a weighted average exercise price of $25.44, representing an aggregate intrinsic value of approximately $105,000.  As of June 30, 2006 and December 31, 2005 under the Director Plan, there were 15,600 shares outstanding and exercisable with a weighted average exercise price of $10.15, representing an aggregate intrinsic value of approximately $59,000 at June 30, 2006.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.  The Company has applied a forfeiture assumption of 30.88% in the calculation of such expense. As of June 30, 2006, there was approximately $23,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Through 2005, the Company applied APB No. 25 and related interpretations in accounting for its stock option plans. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the following pro forma amounts:

(in thousands, except per share data)
	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
Net loss - as reported	$(1,055	) $	(2,656)
Add: Stock-based employee compensation (income) included in reported net loss	(26)		(43)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(23)		(46)
Net loss pro forma	$(1,104	) $	(2,745)
Earnings per share (basic and diluted) as reported	$(0.36	) $	(0.90)
Earnings per share (basic and diluted) pro forma	$(0.37	) $	(0.93)

4.             Accounts Receivable

Accounts receivable is stated net of an allowance for doubtful accounts of $1,202,000 and $2,696,000 at June 30, 2006 and December 31, 2005, respectively.  The net decrease in the allowance for doubtful accounts from December 31, 2005 is primarily attributable to the write-off of two previously reserved accounts - $1,101,000 for a Mexican customer and $523,000 for a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in May 2005.

5.             Inventories

Inventories are stated net of reserves of $1,072,000 and $1,043,000 as of June 30, 2006 and December 31, 2005, respectively.  As of June 30, 2006, inventories totaling $1,527,000, net of $266,000 in reserves, were classified as other assets for which such values will not be realized within the next twelve months.  As of December 31, 2005, inventories totaling $1,649,000, net of $362,000 in reserves, for which such values will not be realized within the next twelve months, were classified as other assets.

6.             Deferred Income Taxes

During the second quarter of 2006, the Company decided that the deferred income taxes related to its Mexican subsidiary would likely not be realized in the future and recorded a full valuation allowance.

7.             Stockholders’ Equity

No repurchases or cancellations of common stock shares occurred during the six months ended June 30, 2006. During the six months ended June 30, 2005, the Company repurchased and cancelled 1,500 shares of common stock at a weighted average price of $13.16 per share.

In June 2006, the Company announced the extension of its 2001 stock repurchase program for a period of one year. Prior to 2006, 90,576 shares have been repurchased and the Company has remaining authority to purchase up to 909,424 shares.

8.             Net Loss Per Share

Net loss per common share - basic and diluted are equal with respect to each of the three and six month periods ended June 30, 2006 and 2005, because the effect of the assumed issuance of potential shares of common stock is anti-dilutive.

9.             Segment Information

The Company operates in one reportable segment and provides supply chain management services with respect to MRO supplies and sells MRO products.

During the six months ended June 30, 2006 and 2005, the Company had revenues of $13,944,000 and $13,219,000, respectively, from customers in Mexico.  As of June 30, 2006 and December 31, 2005, approximately 49.9% and 42.0%, respectively, of the Company’s long-lived assets were located in Mexico. The long-lived assets include the portion of inventories classified as other assets.

10.          Concentration of Risk

The Company has a high concentration of revenue, inventory and accounts receivable attributable to a few customers.  During the six months ended June 30, 2006 and 2005, 36.5% and 36.6%, respectively, of the Company’s revenues were derived from three customers.  Three customers accounted for 35.7% of the Company’s net accounts receivable balance as of June 30, 2006, as compared to 48.6% as of December 31, 2005.

Additionally, as of June 30, 2006 and December 31, 2005, the three customers that represented the largest net inventory balances comprised 52.9% and 56.8%, respectively, of the total net inventory balance.  Inventory attributable to one customer, located in Mexico, comprised 27.1% and 29.0% of the total net inventory balance, including the portion classified as other assets, at June 30, 2006 and December 31, 2005, respectively.

11.          Related Parties

The Company obtained insurance brokerage services and incurred fees for such services totaling approximately $20,000 for the six months ended June 30, 2006 and 2005. The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial position for the three and six months ended June 30, 2006 and 2005, and our financial condition as of June 30, 2006.

General

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides supply chain management services with respect to maintenance, repair and operating (“MRO”) supplies for industrial and institutional customers in the United States and Mexico.   The Company conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Results of operations for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, were as follows:

	Three Months Ended June 30,
	2006	2005

Revenues	$37,241,000	$33,690,000
Revenues	100.0%	100.0%
Cost of Materials	83.8	82.6
Operating Wages and Benefits	6.4	6.6
Other Operating Expenses	2.9	2.6
Selling, General and Administrative Expenses	9.5	11.7
Operating Loss	(2.6)	(3.5)
Interest Income	0.7	0.6
Income Tax Expense	(1.0)	(0.2)
Net Loss	(2.9)	(3.1)

Revenues

	Three Months Ended June 30,
	2006	2005	Change

Revenues	$37,241,000	$33,690,000	10.5%

Revenues for the three months ended June 30, 2006 increased $3.5 million, or 10.5%, to $37.2 million from $33.7 million for the three months ended June 30, 2005.  Revenues from existing customers increased by $1.0 million in the second quarter of 2006 primarily due to an increase in volume of product sales compared to the same period in 2005.  These increases were offset by a $0.4 million reduction in revenues for a closed site.  New customers accounted for $2.9 million in revenue.  The Company characterizes “new customers” as those that generated revenues in the current period with no revenues during the comparable period of the prior year.

Cost of Materials / Gross Margin

	Three Months Ended June 30,
	2006	2005	Change

Cost of Materials	$31,220,000	$27,829,000	12.2%
Cost of Materials %	83.8%	82.6%	1.2%
Gross Margin %	16.2%	17.4%	(1.2)%

Cost of materials as a percentage of revenues increased to 83.8% for the quarter ended June 30, 2006 from 82.6% in the second quarter of 2005.  The increase in the cost of materials as a percentage of revenues was attributable to a shift in the Company’s product mix, pricing pressures from several customers and general market competition, as well as a lower proportion of management service and implementation fees in the revenue mix.  Management service and implementation fees have no direct material costs.  While revenues increased, the Company experienced a shift in the revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses for these customers are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Three Months Ended June 30,
	2006	2005	Change

Operating Wages and Benefits	$2,377,000	$2,236,000	6.3%
Operating Wages and Benefits %	6.4%	6.6%	(0.2)%
Other Operating Expenses	$1,081,000	$868,000	24.4%
Other Operating Expenses %	2.9%	2.6%	0.3%
Selling, General and Administrative Expenses	$3,554,000	$3,932,000	(9.6)%
Selling, General and Administrative Expenses %	9.5%	11.7%	(2.2)%
Interest Income	$277,000	$188,000	47.3%
Interest Income %	0.7%	0.6%	0.1%

Operating wages and benefits expenses as a percentage of revenues decreased to 6.4% for the quarter ended June 30, 2006 from 6.6% during the same period of 2005. However, on a dollar basis, operating wages and benefits were higher by approximately $0.1 million for the three months ended June 30, 2006 compared to the same period in 2005 in support of increased volume with existing customers and several new customers. The decrease in operating wages and benefits stated as a percentage of revenues is attributable to a higher revenue base for the three months ended June 30, 2006 as compared to the same period in 2005.

Other operating expenses as a percentage of revenues increased to 2.9% for the quarter ended June 30, 2006 from 2.6% for the quarter ended June 30, 2005.  The increase in operating expenses is in direct support of higher revenues for the three months ended June 30, 2006 as compared to the same period in 2005.  On a dollar basis, other operating expenses increased approximately $0.2 million for the three months ended June 30, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.5% for the quarter ended June 30, 2006 from 11.7% for the quarter ended June 30, 2005.   On a dollar basis, selling, general and administrative expenses decreased approximately $0.4 million for the three months ended June 30, 2006 compared to the same period in 2005, due to a reduction in bad debt expense.  In the second quarter ended June 30, 2005, the Company increased its provision for doubtful accounts by approximately $0.5 million for a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Management believes the current cost structure of the Company will enable future growth, while further potential cost reductions, if taken, could potentially inhibit that growth.

Interest income was $277,000 for the quarter ended June 30, 2006 as compared to $188,000 for the comparable period in 2005.  Although the average monthly cash balance was approximately $2.4 million lower in the quarter ended June 30, 2006 as compared to the same period last year, rising interest rates accounted for improved interest income.

Income tax expense was $374,000 and $68,000 for the quarters ended June 30, 2006 and 2005, respectively. The increase in income tax expense over the prior year quarter is primarily attributable to the valuation allowance recorded to fully reserve the deferred tax assets related to the Company’s Mexican operations. There was no tax expense recorded for the Company’s U.S. operations for the quarters ended June 30, 2006 and 2005 as a result of the net losses incurred.  The realization of income tax benefits from such losses is dependent on future events that are currently deemed not likely to occur.

Net loss for the quarters ended June 30, 2006 and 2005 was $1.1 million, as a result of the operating results previously discussed.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Results of operations for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, were as follows:

	Six Months Ended June 30,
	2006	2005

Revenues	$73,964,000	$62,713,000
Revenues	100.0%	100.0%
Cost of Materials	84.1	82.3
Operating Wages and Benefits	6.5	7.1
Other Operating Expenses	2.7	2.7
Selling, General and Administrative Expenses	9.7	12.4
Operating Loss	(3.0)	(4.5)
Interest Income	0.7	0.5
Income Tax Expense	(0.7)	(0.2)
Net Loss	(3.0)	(4.2)

Revenues

	Six Months Ended June 30,
	2006	2005	Change

Revenues	$73,964,000	$62,713,000	17.9%

Revenues for the six months ended June 30, 2006 increased $11.3 million or 17.9% to $74.0 million from $62.7 million for the six months ended June 30, 2005.

The Company increased revenues from existing customers by $6.7 million in the six months ended June 30, 2006 primarily due to an increase in the volume of product sales compared to the same period in 2005, and by $5.3 million in revenue from new customers.   These increases were offset by a $0.7 million reduction in revenue for closed sites.

Cost of Materials / Gross Margin

	Six Months Ended June 30,
	2006	2005	Change

Cost of Materials	$62,224,000	$51,613,000	20.6%
Cost of Materials %	84.1%	82.3%	1.8%
Gross Margin %	15.9%	17.7%	(1.8)%

Cost of materials as a percentage of revenues increased to 84.1% for the six months ended June 30, 2006 from 82.3% during the same period of 2005.  The increase in the cost of materials as a percentage of revenue was attributable to a shift in the Company’s product mix and to pricing pressures from several customers and general market competition, as well as a lower proportion of management service and implementation fees in the revenue mix. Management service and implementation fees have no direct material cost.  While revenues increased, the Company experienced a shift in its revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses for these customers are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Six Months Ended June 30,
	2006	2005	Change

Operating Wages and Benefits	$4,785,000	$4,484,000	6.7%
Operating Wages and Benefits %	6.5%	7.1%	(0.6)%
Other Operating Expenses	$2,013,000	$1,670,000	20.5%
Other Operating Expenses %	2.7%	2.7%	—
Selling, General and Administrative Expenses	$7,183,000	$7,761,000	(7.4)%
Selling, General and Administrative Expenses %	9.7%	12.4%	(2.7)%
Interest Income	$546,000	$311,000	75.2%
Interest Income %	0.7%	0.5%	0.2%

Operating wages and benefits expenses as a percentage of revenues decreased to 6.5% for the six months ended June 30, 2006 from 7.1% during the same period of 2005.  The decrease in percentage of revenue is due to the higher sales volume.  However, on a dollar basis, operating wages and benefits increased by approximately $0.3 million for the six months ended June 30, 2006, in support of the increased sales volume.  Operating wages and benefits continue to be monitored to adequately service the volumes at each site, while taking advantage of operating efficiencies.

Other operating expenses as a percentage of revenues remained at 2.7% for the six months ended June 30, 2006 and 2005.  As with operating wages and benefits, the dollars increased approximately $0.3 million for the six months ended June 30, 2006 and 2005 in direct support of the higher sales volume.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.7% for the six months ended June 30, 2006 from 12.4% for the six months ended June 30, 2005.  While the decrease as a percentage of revenues is attributable to a higher revenue base for the six months ended June 30, 2006, overall, expenses decreased by approximately $0.6 million.  The provision for doubtful accounts decreased approximately $0.5 million, directly associated with the second quarter of 2005 provision for doubtful accounts for a customer that filed for protection under Chapter 11 of the U.S.

Bankruptcy Code.  Additionally, payroll and related expenses decreased $0.2 million for the six months ended June 30, 2006.  Management believes the current cost structure of the Company will enable future growth, while further potential cost reductions, if taken, could potentially inhibit that growth.

Interest income was $546,000 for the six months ended June 30, 2006 compared to $311,000 for the comparable period in 2005. Although the average monthly cash balance was approximately $3.5 million lower for the six months ended June 30, 2006 as compared to the same period last year, rising interest rates accounted for improved interest income this year.

Income tax expense was $489,000 for the six months ended June 30, 2006 and $152,000 for the six months ended June 30, 2005. The increase in income tax expense for the six month period ended June 30, 2006 as compared to June 30, 2005 is primarily attributed to the valuation allowance recorded to fully reserve the deferred tax assets related to the Company’s Mexican operations. There was no tax expense recorded for the Company’s U.S. operations for the six month periods ended June 30, 2006 and 2005 as a result of the net losses incurred.  The realization of income tax benefits from such losses is dependent on future events that are currently deemed not likely to occur.

Net loss for the six months ended June 30, 2006 was $2.2 million, compared to a net loss of $2.7 million in the same period of 2005, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of June 30, 2006, the Company had $24.7 million of cash and cash equivalents.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2006 compared to $1.4 million for the same period in 2005.  The decrease in cash from operating activities for the six months ended June 30, 2006 resulted from the net loss of $2.2 million; increases in accounts receivable of approximately $1.8 million, inventories of $1.8 million (including the portion classified as other assets), and prepaid expenses of $0.7 million, primarily due to prepaid taxes related to the Company’s Mexican subsidiary of $0.4 million and insurance related expenses of $0.2 million; offset by an increase in payables of $0.1 million, depreciation and amortization expense of $0.8 million, and a reduction of deferred income taxes of $0.4 million for the six months ended June 30, 2006.

Net cash used in investing activities was $65,000 for the six months ended June 30, 2006 compared $374,000 for the same period in 2005.  During the six months ended June 30, 2006 and 2005, the Company’s expenditures were primarily for computer systems and related equipment.

Net cash used in financing activities was $21,000 for the six months ended June 30, 2005 when the Company repurchased $20,000 of common stock.

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

Seasonality

The Company has an agreement with an institutional customer. Due to a concentration of a portion of this customer’s annual sales, the Company expects a spike in sales during the third quarter of each fiscal year the customer continues business with the Company.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. The Company adopted SFAS No. 123R effective as of January 1, 2006 using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement  of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classsification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 will be effective for the Company beginning January 1, 2007 with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of June 30, 2006, the effect would not be material to the Company.

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

Item 4.    CONTROLS AND PROCEDURES

(A)          Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2006.

(B)           Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 Annual Meeting of Shareholders (the “2006 Annual Meeting”) was held on May 31, 2006.  At the 2006 Annual Meeting, William R. Berkley, William R. Berkley, Jr., Andrew M. Bursky, Catherine James Paglia, Robert D. Neary, Jack H. Nusbaum, Joshua A. Polan, Mitchell I. Quain and Ronald C. Whitaker were elected to the Company’s Board of Directors, to serve until the next annual meeting of shareholders and until their successors are elected and qualify, or until their earlier resignation or removal.  At the 2006 Annual Meeting, 2,210,019 shares were voted for Mr. Berkley and 297,342 votes were withheld; 2,209,949 shares were voted for Mr. Berkley, Jr. and 297,412 votes were withheld; 2,154,700 shares were voted for Mr. Bursky and 352,661 votes were withheld; 2,153,500 shares were voted for Ms. Paglia and 353,861 votes were withheld; 2,209,969 shares were voted for Mr. Neary and 297,392 votes were withheld; 2,011,241 shares were voted for Mr. Nusbaum and 496,120 votes were withheld; 2,209,949 shares were voted for Mr. Polan and 297,412 votes were withheld; 2,209,969 shares were voted for Mr. Quain and 297,392 votes were withheld; and, 2,011,241 shares were voted for Mr. Whitaker and 496,120 votes were withheld.

At the 2006 Annual Meeting, holders of Common Stock were asked to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006, in connection with which 2,209,968 shares were voted for the ratification of the appointment of KPMG LLP, with 294,355 shares voted against and 3,038 shares abstained.

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

Strategic Distribution, Inc.

Date:	August 11, 2006	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date:	August 11, 2006	By:	/s/ Philip D. Flynt
Philip D. Flynt,
Vice President,
Chief Financial Officer and Treasurer