Form 10-Q
period 2006-09-30
STRATEGIC DISTRIBUTION INC
filed 2006-11-13
CIK 73822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

Number of Common Shares outstanding at November 3, 2006: 2,960,174

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,585	$29,925
Accounts receivable, net	27,671	17,862
Inventories, net	13,005	11,686
Prepaid expenses and other current assets	1,089	361
Total current assets	63,350	59,834

Office fixtures and equipment, net	1,521	2,600
Deferred income taxes	—	435
Other assets, net	1,482	1,665
Total assets	$66,353	$64,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,154	$19,407
Total current liabilities	23,154	19,407
Stockholders’ equity:
Preferred stock, par value $.10 per share. Authorized: 500,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share. Authorized: 20,000,000 shares; 3,096,674 issued and 2,960,174 outstanding at September 30, 2006 and December 31, 2005	310	310
Additional paid-in capital	82,140	82,130
Accumulated deficit	(37,045)	(35,107)
Treasury stock, at cost (136,500 shares at September 30, 2006 and December 31, 2005)	(2,206)	(2,206)
Total stockholders’ equity	43,199	45,127
Total liabilities and stockholders’ equity	$66,353	$64,534

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$46,227	$37,459	$120,191	$100,172
Costs and expenses:
Cost of materials	39,183	31,315	101,407	82,928
Operating wages and benefits	2,681	2,289	7,466	6,773
Other operating expenses	872	918	2,885	2,588
Selling, general and administrative expenses	3,331	3,488	10,514	11,248
Total costs and expenses	46,067	38,010	122,272	103,537
Operating income (loss)	160	(551)	(2,081)	(3,365)
Interest income	261	180	806	491
Income (loss) before income taxes	421	(371)	(1,275)	(2,874)
Income tax expense	(174)	(39)	(662)	(192)
Net income (loss)	$247	$(410)	$(1,937)	$(3,066)

Net income (loss) per common share:
Basic	$0.08	$(0.14)	$(0.65)	$(1.04)
Diluted	$0.08	$(0.14)	$(0.65)	$(1.04)

Basic weighted average number of common shares outstanding	2,960,174	2,958,174	2,960,174	2,958,592
Diluted weighted average number of common shares outstanding	2,976,081	2,958,174	2,960,174	2,958,592

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,937)	$(3,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,170	1,235
Stock-based compensation	10	(47)
Deferred income taxes	435	—
Changes in operating assets and liabilities:
Accounts receivable	(9,809)	(3,267)
Inventories	(1,138)	(692)
Accounts payable and accrued expenses	3,782	1,730
Other, net	(726)	(7)
Net cash used in operating activities	(8,213)	(4,114)
Cash flows from investing activities:
Additions of office fixtures and equipment	(91)	(584)
Net cash used in investing activities	(91)	(584)
Cash flows from financing activities:
Cancellation of common stock	—	(1)
Cash distribution to shareholders	(36)	—
Repurchase of common stock	—	(20)
Net cash used in financing activities	(36)	(21)
Decrease in cash and cash equivalents	(8,340)	(4,719)
Cash and cash equivalents, beginning of the period	29,925	26,840
Cash and cash equivalents, end of the period	$21,585	$22,121
Supplemental cash flow information:
Taxes paid	$596	$192

See accompanying notes to consolidated financial statements.

STRATEGIC DISTRIBUTION, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2006
(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Strategic Distribution, Inc. and subsidiaries (the “Company”).  These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  In the opinion of management, all adjustments (of a normal and recurring nature) considered necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2006 and 2005 have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

3.                                      Stock Based Compensation

The Company has two Incentive Stock Option Plans (the “1990 Plan” and the “1999 Plan”, collectively referred to as the “ISO Plans”) and a Non-Employee Director Stock Plan (the “Director Plan”).  As of September 30, 2006, the Company has reserved approximately 150,000 shares of common stock for issuance, pursuant to its employee ownership and benefit programs. The Company has an Executive Compensation Plan (the “Executive Plan”) under which the Board is authorized to grant up to 50,000 shares of common stock. No shares of common stock have been issued under the Executive Plan. Under all programs, the terms of the awards are fixed at the grant date.

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

The compensation cost charged against income for the three and nine months ended September 30, 2006 for share-based compensation programs was $3,000 and $10,000, respectively.  The compensation cost recognized is classified as selling, general and administrative expense in the Consolidated Statements of Operations.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model.  The Black -Scholes model utilizes assumptions for expected volatility, expected dividend, expected life and a risk free interest rate.  The expected volatility and expected dividends will be based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and will be calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.  There were no options issued or exercised during the first nine months ended September 30, 2006.

As share-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of September 30, 2006 and December 31, 2005, there were 59,252 and 68,182 shares outstanding under the ISO Plans with a weighted average exercise price of $18.72 and $18.01, respectively, representing an aggregate intrinsic value of approximately $93,000 at September 30, 2006.  As of September 30, 2006, the exercisable portion was 31,585 shares, with a weighted average exercise price of $24.87, representing an aggregate intrinsic value of approximately $82,000.  As of September 30, 2006 and December 31, 2005, there were 15,600 shares outstanding and exercisable under the Director Plan with a weighted average exercise price of $10.15, representing an aggregate intrinsic value of approximately $44,000 at September 30, 2006.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.  The Company has applied a forfeiture assumption of 30.88% in the calculation of such expense.

As of September 30, 2006, there was approximately $20,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Through 2005, the Company applied APB No. 25 and related interpretations in accounting for its stock option plans. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the following pro forma amounts:

(in thousands, except per share data)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss - as reported	$(410)	$(3,066)
Deduct: Stock-based employee compensation income included in reported net loss	(4)	(47)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(22)	(68)
Net loss pro forma	$(436)	$(3,181)

Earnings per share (basic and diluted) as reported	$(0.14)	$(1.04)

Earnings per share (basic and diluted) pro forma	$(0.15)	$(1.08)

4.                                      Accounts Receivable

Accounts receivable of $27,671,000 and $17,862,000 are stated net of an allowance for doubtful accounts of $1,279,000 and $2,696,000 at September 30, 2006 and December 31, 2005, respectively.  The net increase in receivables is due to the increased sales volume and the decrease in the allowance for doubtful accounts from December 31, 2005 which is primarily attributable to the write-off of two previously reserved accounts - $1,101,000 for a Mexican customer and $523,000 for a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

5.                                    Inventories

Inventories are stated net of reserves of $1,021,000 and $1,043,000 as of September 30, 2006 and December 31, 2005, respectively.  As of September 30, 2006, inventories totaling $1,468,000, net of $270,000 in reserves, were classified as other assets for which such values will not be realized within the next twelve months.  As of December 31, 2005, inventories totaling $1,649,000, net of $362,000 in reserves, for which such values will not be realized within the next twelve months, were classified as other assets.

6.                                      Deferred Income Taxes

During the second quarter of 2006, the Company determined that the deferred income taxes related to its Mexican subsidiary would likely not be realized in the future and recorded a full valuation allowance.

7.                                      Stockholders’ Equity

No repurchases or cancellations of common stock shares occurred during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company repurchased and cancelled 1,500 shares of common stock at a weighted average price of $13.16 per share.

In June 2006, the Company announced the extension of its 2001 stock repurchase program for a period of one year. To date, 90,576 shares have been repurchased and the Company has remaining authority to purchase up to 909,424 shares.

8.                                      Net Income (Loss) Per Share

Net income (loss) per common share - basic and diluted are equal only with respect to the three month period ended September 30, 2005 and the nine month periods ended September 30, 2006 and 2005, because the effect of the assumed issuance of potential shares of common stock is anti-dilutive.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2006 (amounts in thousands, except per share amounts):

Net income for basic and diluted earnings per share	$247
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	2,960,174
Effect of dilutive securities	15,907
Average common shares used in diluted computation	2,976,081
Earnings per share:
Basic	$0.08
Diluted	$0.08

Options to purchase 22,068 shares were outstanding at September 30, 2006, but were not included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

9.                                      Segment Information

The Company operates in one reportable segment and provides supply chain management services with respect to MRO supplies and sells MRO products.

During the nine months ended September 30, 2006 and 2005, the Company had revenues of $21,310,000 and $19,316,000, respectively, from customers in Mexico.  As of September 30, 2006 and December 31, 2005, approximately 54.3% and 42.0%, respectively, of the Company’s long-lived assets were located in Mexico. The long-lived assets include the portion of inventories classified as other assets.

10.                               Concentration of Risk

The Company has a high concentration of revenue, inventory and accounts receivable attributable to a few customers.  During the nine months ended September 30, 2006 and 2005, 39.7% and 40.2%, respectively, of the Company’s revenues were derived from three customers.  Three customers accounted for 48.6% of the Company’s net accounts receivable balances as of September 30, 2006 and December 31, 2005.

Additionally, as of September 30, 2006 and December 31, 2005, the three customers that represented the largest net inventory balances comprised 54.1% and 56.8%, respectively, of the total net inventory balance.  Inventory attributable to one customer, located in Mexico, comprised 27.8% and 29.0% of the total net inventory balance, including the portion classified as other assets, at September 30, 2006 and December 31, 2005, respectively.

11.                               Related Parties

The Company obtained insurance brokerage services and incurred fees for such services totaling approximately $20,000 for the nine months ended September 30, 2006 and 2005. The Company’s Chairman is a majority shareholder and chairman of the board of directors of the entity that wholly owns the insurance brokerage firm providing the services.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial position for the three and nine months ended September 30, 2006 and 2005, and our financial condition as of September 30, 2006.

General

Strategic Distribution, Inc. and subsidiaries (the “Company”) provides supply chain management services with respect to maintenance, repair and operating (“MRO”) supplies for industrial and institutional customers in the United States, Canada and Mexico.   The Company conducts its U.S. operations primarily through its wholly-owned subsidiary, SDI, Inc.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Results of operations for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, were as follows:

	Three Months Ended September 30,
	2006	2005

Revenues	$46,227,000	$37,459,000
Revenues	100.0%	100.0%
Cost of Materials	84.8	83.6
Operating Wages and Benefits	5.8	6.1
Other Operating Expenses	1.9	2.5
Selling, General and Administrative Expenses	7.2	9.3
Operating Income (Loss)	0.3	(1.5)
Interest Income	0.6	0.5
Income Tax Expense	(0.4)	(0.1)
Net Income (Loss)	0.5	(1.1)

Revenues

	Three Months Ended September 30,
	2006	2005	Change

Revenues	$46,227,000	$37,459,000	23.4%

Revenues for the three months ended September 30, 2006 increased $8.8 million, or 23.4%, to $46.2 million from $37.5 million for the three months ended September 30, 2005.  Revenues from existing customers increased by $6.8 million in the third quarter of 2006 primarily due to an increase in volume of product sales compared to the same period in 2005.  New customers accounted for $2.0 million in revenue.  The Company characterizes “new customers” as those that generated revenues in the current period with no revenues during the comparable period of the prior year.

Cost of Materials / Gross Margin

	Three Months Ended September 30,
	2006	2005	Change

Cost of Materials	$39,183,000	$31,315,000	25.1%
Cost of Materials %	84.8%	83.6%	1.2%
Gross Margin %	15.2%	16.4%	(1.2)%

Cost of materials as a percentage of revenues increased to 84.8% for the quarter ended September 30, 2006 from 83.6% in the third quarter of 2005.  The increase in cost of materials as a percentage of revenues was attributable to a shift in the Company’s product mix, pricing pressures from several customers and general market competition, as well as a lower proportion of management service and implementation fees in the revenue mix.  Management service and implementation fees have no direct material costs.  While revenues increased, the Company experienced a shift in the revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses for these customers are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Three Months Ended September 30,
	2006	2005	Change

Operating Wages and Benefits	$2,681,000	$2,289,000	17.1%
Operating Wages and Benefits %	5.8%	6.1%	(0.3)%
Other Operating Expenses	$872,000	$918,000	(0.5)%
Other Operating Expenses %	1.9%	2.5%	(0.6)%
Selling, General and Administrative Expenses	$3,331,000	$3,488,000	(4.5)%
Selling, General and Administrative Expenses %	7.2%	9.3%	(2.1)%
Interest Income	$261,000	$180,000	45.0%
Interest Income %	0.6%	0.5%	0.1%

Operating wages and benefits expenses as a percentage of revenues decreased to 5.8% for the quarter ended September 30, 2006 from 6.1% during the same period of 2005. However, on a dollar basis, operating wages and benefits were higher by approximately $0.4 million for the three months ended September 30, 2006 compared to the same period in 2005 in support of increased volume with existing customers and several new customers. The decrease in operating wages and benefits stated as a percentage of revenues is attributable to a higher revenue base for the three months ended September 30, 2006 as compared to the same period in 2005.

Other operating expenses as a percentage of revenues decreased to 1.9% for the quarter ended September 30, 2006 from 2.5% for the quarter ended September 30, 2005, as a result of the higher revenue base for the three months ended September 30, 2006 as compared to the same period in 2005.  On a dollar basis, other operating expenses decreased less than $0.1 million for the three months ended September 30, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses as a percentage of revenues decreased to 7.2% for the quarter ended September 30, 2006 from 9.3% for the quarter ended September 30, 2005.   On a dollar basis, selling, general and administrative expenses decreased approximately $0.1 million for the three months ended September 30, 2006 compared to the same period in 2005, primarily due to a reduction in legal fees.

Interest income was $261,000 for the quarter ended September 30, 2006 as compared to $180,000 for the comparable period in 2005.  Although the average monthly cash balance was approximately $1.9 million lower in the quarter ended September 30, 2006 as compared to the same period last year, rising interest rates accounted for improved interest income.

Income tax expense was $174,000 and $39,000 for the quarters ended September 30, 2006 and 2005, respectively. The increase in income tax expense over the prior year quarter is primarily attributable to higher pre-tax income in Mexico. There was no tax expense recorded for the Company’s U.S. operations for the quarters ended September 30, 2006 and 2005 as a result of the year-to-date net losses incurred.  The realization of income tax benefits from such losses is dependent on future events that are currently deemed not likely to occur.

Net income for the quarter ended September 30, 2006 was $0.2 million as compared to a net loss of $0.4 million for the quarter ended September 30, 2005, as a result of the operating results previously discussed. The results for the quarter were positively impacted by a high concentration of seasonal buying by an institutional customer which typically occurs during the third quarter and is not expected in other quarters of the year.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Results of operations for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, were as follows:

	Nine Months Ended September 30,
	2006	2005

Revenues	$120,191,000	$100,172,000
Revenues	100.0%	100.0%
Cost of Materials	84.4	82.8
Operating Wages and Benefits	6.2	6.8
Other Operating Expenses	2.4	2.6
Selling, General and Administrative Expenses	8.7	11.2
Operating Loss	(1.7)	(3.4)
Interest Income	0.7	0.5
Income Tax Expense	(0.6)	(0.2)
Net Loss	(1.6)	(3.1)

Revenues

	Nine Months Ended September 30,
	2006	2005	Change

Revenues	$120,191,000	$100,172,000	20.0%

Revenues for the nine months ended September 30, 2006 increased $20.0 million or 20.0% to $120.2 million from $100.2 million for the nine months ended September 30, 2005.  The Company increased revenues from existing customers by $17.9 million in the nine months ended September 30, 2006 primarily due to an increase in the volume of product sales compared to the same period in 2005, and by $2.8 million in revenue from new customers.   These increases were offset by a $0.7 million reduction in revenue for closed sites.

Cost of Materials / Gross Margin

	Nine Months Ended September 30,
	2006	2005	Change

Cost of Materials	$101,407,000	$82,928,000	22.3%
Cost of Materials %	84.4%	82.8%	1.6%
Gross Margin %	15.6%	17.2%	(1.6)%

Cost of materials as a percentage of revenues increased to 84.4% for the nine months ended September 30, 2006 from 82.8% during the same period of 2005.  The increase in the cost of materials as a percentage of revenue was attributable to a shift in the Company’s product mix and to pricing pressures from several customers and general market competition, as well as a lower proportion of management service and implementation fees in the revenue mix.  Management service and implementation fees have no direct material cost.  While revenues increased, the Company experienced a shift in its revenue mix to revenues from customers that generated lower gross margins than the Company has historically reported, but also, on average, site operating expenses for these customers are lower as a percentage of revenues compared to the Company’s legacy business.

Other

	Nine Months Ended September 30,
	2006	2005	Change

Operating Wages and Benefits	$7,466,000	$6,773,000	10.2%
Operating Wages and Benefits %	6.2%	6.8%	(0.6)%
Other Operating Expenses	$2,885,000	$2,588,000	11.5%
Other Operating Expenses %	2.4%	2.6%	(0.2)%
Selling, General and Administrative Expenses	$10,514,000	$11,248,000	(6.5)%
Selling, General and Administrative Expenses %	8.7%	11.2%	(2.5)%
Interest Income	$806,000	$491,000	64.2%
Interest Income %	0.7%	0.5%	0.2%

Operating wages and benefits expenses as a percentage of revenues decreased to 6.2% for the nine months ended September 30, 2006 from 6.8% during the same period of 2005.  The decrease in percentage of revenue is due to the higher sales volume.  However, on a dollar basis, operating wages and benefits increased by approximately $0.7 million for the nine months ended September 30, 2006, in support of the increased sales volume.  Operating wages and benefits continue to be monitored to adequately service the volumes at each site, while taking advantage of operating efficiencies.

Other operating expenses as a percentage of revenues decreased to 2.4% for the nine months ended September 30, 2006 from 2.6% for the nine months ended September 30, 2005.  As with operating wages and benefits, the dollars increased approximately $0.3 million for the nine months ended September 30, 2006 in direct support of the higher sales volume.

Selling, general and administrative expenses as a percentage of revenues decreased to 8.7% for the nine months ended September 30, 2006 from 11.2% for the nine months ended September 30, 2005.  While the decrease as a percentage of revenues is attributable to a higher revenue base for the nine months ended September 30, 2006, overall, expenses still decreased by $0.7 million.  The provision for doubtful accounts decreased approximately $0.5 million, directly associated with the second quarter of 2005 provision for doubtful accounts for a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Additionally, expenses for payroll and outside consultants decreased $0.2 million for the nine months ended September 30, 2006.  Management believes the current cost structure of the Company will enable future growth, while further potential cost reductions, if taken, could potentially inhibit that growth.

Interest income was $806,000 for the nine months ended September 30, 2006 compared to $491,000 for the comparable period in 2005. Although the average monthly cash balance was approximately $1.8 million lower for the nine months ended September 30, 2006 as compared to the same period last year, rising interest rates accounted for improved interest income this year.

Income tax expense was $662,000 for the nine months ended September 30, 2006 and $192,000 for the nine months ended September 30, 2005. The increase in income tax expense for the nine month period ended September 30, 2006 as compared to September 30, 2005 is primarily attributed to the valuation allowance recorded to fully reserve the deferred tax assets related to the Company’s Mexican operations, and higher income taxes due to higher pre-tax income in Mexico.  There was no tax expense recorded for the Company’s U.S. operations for the nine month periods ended September 30, 2006 and 2005 as a result of the net losses incurred.  The realization of income tax benefits from such losses is dependent on future events that are currently deemed not likely to occur.

Net loss for the nine months ended September 30, 2006 was approximately $1.9 million, compared to a net loss of $3.1 million in the same period of 2005, as a result of the operating results previously discussed.

Liquidity and Capital Resources

As of September 30, 2006, the Company had $21.6 million of cash and cash equivalents.  The Company believes that cash on hand, cash generated from future operations and the ability to enter into a new credit facility, if deemed appropriate, will generate sufficient funds to permit the Company to support its operations.

Net cash used in operating activities was $8.2 million for the nine months ended September 30, 2006 compared to $4.1 million for the same period in 2005.  The net cash of $8.2 million used in operating activities for the nine months ended September 30, 2006 resulted from the net loss of $1.9 million; increases in accounts receivable of approximately $9.8 million, inventories of $1.1 million (including the portion classified as other assets), and prepaid expenses of $0.7 million, primarily due to prepaid taxes related to the Company’s Mexican subsidiary of $0.4 million and insurance related expenses of $0.2 million; offset by an increase in payables of $3.8 million, depreciation and amortization expense of $1.1 million, and a reduction of deferred income taxes of $0.4 million for the nine months ended September 30, 2006.  The increase in accounts receivable, inventories and payables are directly attributable to the increase in revenues.

Net cash used in investing activities was $91,000 for the nine months ended September 30, 2006 compared $584,000 for the same period in 2005.  During the nine months ended September 30, 2006 and 2005, the Company’s expenditures were primarily for computer systems and related equipment.

Net cash used in financing activities was $36,000 for the nine months ended September 30, 2006, which funds were used by the Company to pay escheat for accrued dividends and $21,000 for the nine months ended September 30, 2005 when the Company repurchased $20,000 of common stock.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 will be effective for the Company beginning January 1, 2007 with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company does not expect FIN 48 will have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure about such fair value instruments.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (calendar year 2008 for the Company).  The Company does not expect SFAS No. 157 will have a material impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a “dual-approach” in assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The Company does not expect SAB 108 will have a material impact on the Company’s financial position or results of operations.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is generally limited to changes in interest rates related to funds available for investment, which are tied to variable market rates.  The Company does not have any exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.  If market interest rates were to increase by 10% from rates as of September 30, 2006, the effect would not be material to the Company.

The Company provides the In-Plant Store program in Mexico through two subsidiaries (collectively “Mexico”). Mexico’s operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to any significant foreign currency fluctuations and has no foreign currency translation adjustments.

In 2005, the Company began selling to Canadian customers through its wholly-owned Canadian subsidiary, Strategic Distribution (Canada) Company.  The Canadian operations are conducted primarily in U.S. dollars, its functional currency, and therefore the Company is not exposed to significant foreign currency fluctuations and has no foreign currency translation adjustments.

Item 4.    CONTROLS AND PROCEDURES

(A)          Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2006.

(B)           Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Strategic Distribution, Inc.

Date:	November 13, 2006	By:	/s/ Donald C. Woodring
Donald C. Woodring,
President and Chief
Executive Officer

Date:	November 13, 2006	By:	/s/ Philip D. Flynt
Philip D. Flynt,
Vice President,
Chief Financial Officer and Treasurer